Form 10KSB
period 1999-12-31
EYECITY COM INC
filed 2000-03-30
CIK 1096337

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission File Number 0-27561

                                EYECITY.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

              DELAWARE                                      11-3327465
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

                  79 Express Street, Plainview, New York 11803
                    (Address of Principal Executive Offices)

                                 (516) 822-5000
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock $.001 par value per share

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for the fiscal year ended December 31, 1999: $2,633,000.

The approximate aggregate market value of shares of Common Stock held by non-affiliates of the registrant was approximately $16,765,000 as of March 24, 2000.

The number of shares of Common Stock outstanding was 10,604,181 as of March 24, 2000.

Transitional Small Business Disclosure Format. Yes |_|  No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Proxy Statement for its 2000 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-KSB.

                                     PART I

--------------------------------------------------------------------------------
This report contains certain forward looking statements, which may involve known and unknown material risks, uncertainties and other factors not under EyeCity's control including without limitation its ability to operate as a going concern, the need for additional financing, the impact of competition, the management of growth, compliance with applicable regulatory requirements, EyeCity's ability to implement its long term business plan for acquiring complementary businesses and EyeCity's ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and achievements of EyeCity to be materially different from EyeCity's expectations.
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

General

      EyeCity.com, Inc. ("EyeCity") is engaged in the marketing, distribution and retail sale over the Internet of a broad range of eyewear products and optical accessories, including brand name sunglasses, contact lenses, binoculars, prescription eyewear, telescopes, sports and lifestyle eyewear and hunting glasses. The United States optical product market is estimated at $15.8 billion for 1998. EyeCity has effected an acquisition strategy within the highly fragmented Internet optical industry, and in 1999 closed on the acquisition of three companies retailing optical products over the Internet. EyeCity believes that its acquired websites, including Peepers.com, EyeGlassPlace.com, OpticalSite.com, SunglassSite.com and Abeam.com offer the largest online selection of brand name sunglasses.

      Through this strategy, as well as internal expansion, EyeCity intends to become the leading e-commerce retailer of eyewear and optical accessories and related content on the Internet, providing one-stop shopping for domestic and international customers in an easy-to-shop environment, 24 hours a day, seven days a week. EyeCity intends to acquire additional complementary businesses as opportunities arise from time to time.

      In addition, EyeCity recently announced that it intends to offer later this year turnkey business-to-business-to-consumer ("B2B2C") e-commerce store design and fulfillment services to professional eye care providers including ophthalmologists, optometrists, and opticians who want to create their own customized online stores, providing full e-commerce capabilities for their patients and customers. Subject to obtaining appropriate financing, EyeCity plans to provide the tools and systems necessary for eye care providers to function in the e-commerce markets, including, merchandise selection and sourcing, storefront creation, hosting, advertising, customer service, credit card processing and fulfillment services.

      EyeCity's B2B2C e-commerce model is intended to help such eye care providers retain customer relationships and increase sales. Unlike traditional affiliate programs that refer customers to other web sites to shop, Eye-City's B2B2C program is intended to enable eye care providers to drive traffic to their own stores, thereby building loyalty and repeat sales. With EyeCity's e-commerce service, such eye care providers will be able to customize their online store to the unique interests of their audience. Products offered for sale would be available through EyeCity's extensive database, with transaction processing that creates a single unified shopping experience that is seamless to the customer.

      EyeCity coordinates and processes order fulfillment and customer service for all of its websites through EyeCity's centralized Minnesota distribution facility. We believe optical product retailing is well positioned to benefit from the attractive cost structures of online retail operations. While traditional store-based optical retailers must make significant investments in inventory, real estate and personnel for each store location, online retailers such as EyeCity incur significantly lower related costs. Additionally, traditional retailers are constrained in the amount of inventory they can carry at each store and are therefore required to focus on a smaller selection. However, online retailers such as EyeCity can offer consumers a broader range of product offerings without having to incur as significant an investment in inventory because on line retailers do not need to fill store shelves with merchandise, which can lead to overstocking and can result in slower inventory turn and strains on cash flow.

      EyeCity is in the process of designing and constructing its Internet SuperSite, which will complement EyeCity's family of existing e-commerce web sites. Each site targets various eyewear consumer niche markets. The new site, www.eyecity.com, is anticipated to be launched in April 2000. In the short term, the SuperSite will offer consumers one of the broadest online selections of brand-name sunglasses, contact lenses, prescription eyewear and optical products, as well as an extensive selection of lifestyle eyewear for golfing, fishing and extreme sports and informative content relating to eyecare and optical fashion and health. As part of its long term strategy, EyeCity also intends to expand its online prescription lenses fulfillment service and, subject to identifying and obtaining rights to the appropriate technology, may in the future offer innovative "Try It On" technology, which mirrors the in-store browsing experience by allowing consumers to choose the eyeglasses best suited to the shape of their face. EyeCity expects to generate online traffic to its SuperSite primarily by establishing strategic partnerships with traditional optical companies and with major online retailers of non-optical merchandise and by enhancing and expanding its existing portal relationships with heavily trafficked online portals and search engines.

      In addition, in September 1999 EyeCity acquired a non-exclusive three-year license from Yahoo! Inc. to use the "Yahoo!" name and logo for the distribution and marketing of eyewear and eyewear accessories throughout the United States. Contemporaneously with this transaction, EyeCity entered into a distributor agreement with Sun Optics d/b/a Insight Eyeworks, Inc. under which Insight will manufacture, market and distribute the Yahoo! eyewear and eyewear accessories in traditional retail channels in the United States other than through the Internet and other e-commerce channels.

      The SuperSite will also carry EyeCity's patented EyeTools computer eyeglasses, which were developed to relieve Computer Vision Syndrome ("CVS"), a potentially debilitating condition that results in headaches, blurred vision and eyestrain often associated with CVS. EyeTools computer eyeglasses feature a patented lens technology that enables the computer user to focus more clearly by minimizing glare and equalizing all sources of ambient lighting, such as from windows and overhead sources.

      From EyeCity's inception through December 1998, EyeCity's business strategy was to become a leading producer, distributor and marketer of ergonomic computer eyewear products designed to alleviate health-related problems associated with CVS. In January 1999, EyeCity refocused its business strategy to capitalize on the internet retailing opportunities associated with the optical product industry. In this regard, in 1999 EyeCity acquired Eye Glass Place.com, Inc., Peeper's Sunglasses and Accessories, Inc. and SunSource Technology, Inc. See Note 6 of

"Notes to Consolidated Financial Statements" for additional information regarding these acquisitions.

      EyeCity was incorporated in May 1996 in New York under the name Ergovision, Inc., and reincorporated in Delaware in April 1997 under the name Ergovision, Inc. In May 1999, Ergovision, Inc. changed its name to EyeCity.com, Inc. EyeCity's principal executive offices are located at 79 Express Street, Plainview, New York 11803, and its telephone number is 516-822-5000.

Optical Industry Overview

      General. EyeCity believes that a substantial opportunity exists for expanding retail sales of optical products on the Internet. The United States optical industry serves approximately 161 million Americans with refractive needs, approximately 101 million of whom made eyewear-related purchases within the last year. According to the Jobson Optical Group Data Base ("Jobson"), U.S. retail eyewear sales were approximately $15.4 billion in 1997, representing a 5.5% increase over the $14.6 billion that was spent in 1996, which 1996 sales reflected a 5.5% increase over 1995. According to Jobson, U.S. retail sales of optical products increased to approximately $15.8 billion in 1998, representing a 2.6% increase over 1997.

      EyeCity believes that current demographic trends, technological innovation, medical advances and relatively attractive profit margins are fueling the optical industry's growth. EyeCity believes that as the United States population ages and grows in size, the demand for vision correction and eyewear products will increase. Moreover, EyeCity believes that advances in optical technology will spur consumer interest in high-performance optical products.

      Sunglasses. According to Jobson, United States retail sunglass sales were approximately $3 billion in 1997, an increase of 2% and 10% over 1996 and 1995, respectively.

      EyeCity believes that growth in sunglass sales has been primarily driven by:

      o Enhanced Fashion Lines by well-known fashion designers who have added sunglass lines and promoted sunglasses as a key fashion accessory;

      o Heightened Health Concerns due to awareness of the harmful effects of ultraviolet light and the further depletion of the Earth's ozone layer, causing consumers to seek additional eye protection;

      o Increased Variety of Specialized Sunglass Products to serve growing consumer demand for specially designed sunglasses for a variety of sports and activities; and

      o Continuous Product Replacement by consumers who must continually replace lost, stolen or broken sunglasses.

      Contact Lenses. According to Jobson, in 1998 there were approximately 33 million contact lens wearers in the United States, generating domestic sales of approximately $2.2 billion. Contact lenses have become a convenient, cost effective alternative to eyeglasses and the number of contact lens wearers is expected to increase as technology further improves the convenience, comfort and fit of contact lenses. Growth in this market is due largely to the shift away from traditional soft lenses, which generally are replaced on an annual basis, to disposable lenses, which are replaced on a daily, weekly, or bi-weekly basis.

      Traditionally, contact lenses were almost exclusively sold to consumers by eyecare practitioners, including ophthalmologists and optometrists. Eyecare practitioners would typically supply a patient with his or her initial pair of contact lenses in connection with providing the patient an eye examination and all replacement lenses, regardless of whether the patient was given or required another eye examination. Because the initial fitting of contact lenses requires a prescription written by an eyecare practitioner, the initial sale of contact lenses still takes place primarily in this manner.

      Over the last decade, however, a number of alternative sellers of replacement contact lenses have emerged, including direct marketers. Purchasing replacement contact lenses from a direct marketer offers the convenience of shopping at home, rapid home delivery, quick and easy telephone or Internet ordering and competitive pricing. In addition, the growth in popularity of disposable contact lenses, which require patients to purchase replacement lenses more frequently, has contributed to the growth of the direct marketing channel.

      Prescription Eyeglasses. The prescription eyeglass industry is highly fragmented. In the last decade, general merchandise chains - both large discount stores and warehouse clubs such as Wal-Mart, Price Club/Costco and Sam's Distributors - entered the optical industry. EyeCity believes the increase in market share of the warehouse club segment has caused both the superstore and non-superstore chains to experience lower margins. Some chains have downsized physically - the superstores of the late 1980's (those containing a surfacing laboratory and offering one-hour service) have, in many instances, been replaced by smaller stores that do not contain a surfacing laboratory to provide such service. Accordingly, EyeCity believes non-superstore formats, including online optical retailers, have been gaining market share at the superstores' expense.

      See "Government Regulation" and "Competition" for a discussion of certain industry practices which may adversely impact the direct marketing of contact lenses and prescription eyeglasses, including online marketing.

Business Strategy

      EyeCity's business strategy includes the following key elements:

      o     Offer Largest Online Selection of Optical Products and Related
            Merchandise: EyeCity intends to offer consumers one of the broadest online selections of optical products including sunglasses, contact lenses, prescription eyewear, lifestyle eyewear, reading glasses and over-the-counter eyecare pharmaceuticals and related items in an interactive and personalized environment.

      o     Offer Turnkey Business-to-Business-to-Consumer Solutions to 3 O's:
            EyeCity intends in the future to offer turnkey business-to-business-to-consumer "B2B2C" e-commerce store design and fulfillment services to professional eye care providers including ophthalmologists, optometrists and opticians. EyeCity's B2B2C program is intended to enable eye care providers to drive traffic to their own stores, thereby building loyalty and repeat sales.

      o Implement E-commerce Expansion through Acquisitions: EyeCity intends to continue to seek selective acquisitions of online optical product retailers in order to further build market share, broaden its product line and to benefit from operating efficiencies and economies of scale.

      o Create Strong Brand Awareness of, and Customer Loyalty Towards, the EyeCity.com SuperSite: EyeCity believes that building brand awareness of, and strong customer loyalty towards, its SuperSite will be critical to attracting and expanding EyeCity's consumer base. Subject to obtaining necessary financing, EyeCity intends to promote its brand identity through online and traditional media and event sponsorships, by providing informative content and by establishing strategic relationships with other websites to act as their online optical retailer and related content provider. EyeCity expects that brand awareness will also be reinforced through sub-branding opportunities on its specialty niche websites.

                  In order to foster customer loyalty, EyeCity will strive to offer its customers compelling value through innovative use of simple and efficient navigation and search technology, broad product selection, high-quality content, competitive pricing and personalized customer service. EyeCity intends to increase market share and encourage customers to make repeat purchases through a Frequent Buyer's Club program that will reward customers with points that can be used as credits towards future purchases.

      o Develop Strategic Industry, Website and Portal Alliances: EyeCity intends to establish strategic alliances with global optical companies and with online retailers of non-optical products to attract additional users to, and increase brand awareness of, the www.eyecity.com SuperSite. EyeCity also intends to expand and enhance its existing relationships with online portals and search engines to generate increased online traffic to the SuperSite.

      There can be no assurance that EyeCity will be able to identify, negotiate or obtain financing for future acquisitions, or to integrate the acquisitions with its current business, or that the process of integrating an acquired business, technology, service or product into EyeCity will not result in unforeseen operating difficulties and expenditures or that the anticipated benefits of any acquisition will be realized. EyeCity cannot guarantee that its branding efforts and alliance strategies will be successful.

Products

      EyeCity currently operates the following Web sites, offering the following products:

      WebSites                               Products
      --------                               --------

      Peepers.com                            Brand name sunglasses

      Eyeglassplace.com                      Brand name sunglasses

      Sunglassite.com                        Brand name sunglasses

      Abeam.com                              Brand name sunglasses

      Opticalsite.com         Prescription lenses; contact lenses; brand name
                              sunglasses

      Binoculars.com          Binoculars, telescopes, concert glasses, night
                              vision goggles and riflescopes

      Ergovision.com          Computer glasses and eyedrops

      Foggles.com             Sports and lifestyle glasses

      EyeCity's principal merchandising strategy is to distinguish its websites by offering a larger and more focused selection of optical products than its competitors. EyeCity currently carries the following merchandise lines:

      o Sunglasses. EyeCity offers a wide variety of function, sport and fashion sunglasses. The term "function" sunglasses generally refers to the industry's more traditional and well-recognized brands and styles, including Ray-Ban's "Wayfarer" and classic aviator sunglasses, as well as the leading Serengeti, Revo and Vuarnet lines. In the sports category, EyeCity sells specialized lightweight and impact resistant sunglasses for cycling, skiing and a variety of other sports and activities. EyeCity also offers a broad selection of designer fashion frames for men, women and children.

      o Prescription Eyeglasses. EyeCity, through its Peepers.com and Opticalsite.com websites, offers prescription eyeglasses to online consumers in a wide variety of fashion frames.

      o Recreational Products. EyeCity's Binoculars.com website offers an array of brand-name vision enhancing recreational products including binoculars, telescopes, concert glasses, night vision goggles and riflescopes, as well as specialized eyewear for hunters and aviation pilots.

      o Contact Lenses. Contact lenses can be divided into two categories, soft lenses and hard lenses, which represent approximately 80% and 20% of U.S. wearers, respectively. EyeCity offers substantially all of the soft and hard contact lenses produced by the leading contact lens manufacturers, including Johnson & Johnson, CIBAVision, Wesley Jessen/Barnes-Hind, Bausch & Lomb and CooperVision.

      o EyeTools Computer Eyewear Products. EyeCity offers three different styles of its patented EyeTools computer glasses. EyeTools are intended to relax the eyes and ameliorate visual discomfort, focus difficulties, headaches and other related problems associated with CVS. EyeCity also offers EyeTools computer eye drops which are designed to treat dry eye syndrome caused by prolonged computer use.

      o Accessories. EyeCity sells cords, cleaning cloths, eyeglass cases and other related optical accessories. EyeCity intends to increase its optical accessory sales by devoting additional resources to improve the quality, breadth and visual presentation of such merchandise.

The EyeCity.com SuperSite

      www.eyecity.com, EyeCity's umbrella SuperSite, which is anticipated to be launched in April 2000, is being designed to provide consumers with an attractive, easy-to-shop, content-rich online optical shopping experience. As with a physical retail store, online customers will be able to browse the various departments of EyeCity, search for specific optical needs, view specially promoted products, obtain product information, order products and obtain customer service. In contrast to a physical retail store, however, an EyeCity consumer's optical shopping experience will be had in the comfort and convenience of his or her home or office. In addition, EyeCity intends that its online SuperSite will have separate departments that cater to individual interests, hobbies and lifestyles.

      The SuperSite, as well as the separate niche websites operated by EyeCity, are linked to EyeCity's centralized Minnesota distribution facility, which handles all purchasing, order processing, fulfillment, customer service and inventory control. Customers will be able to satisfy their eyewear needs by visiting the Peepers.com, Eyeglassplace.com, Sunglasssite.com, Abeam.com, Opticalsite.com, Binoculars.com, Ergovision.com and Foggles.com websites and directly through the EyeCity SuperSite when launched. See "Distribution, Fulfillment and Inventory".

      The SuperSite is being designed to provide the following:

      o Browsing Section: When launched, EyeCity will organize its optical product offerings into a simple set of departments and sub-departments. By clicking on the department name, the consumer will quickly target products of interest. This feature will also include special categories containing bestsellers and manufacturers' best picks.

      o Searching Section: The SuperSite will, when launched, provide an interactive search engine and a selection of search tools that will allow customers to find items based on pre-selected criteria such as manufacturer, product model number, style, brand, price and frame or lens color.

      o Personalized Customer Section: The SuperSite will welcome customers to the site, where they can provide demographic information which will be used to recommend a choice of eyewear customized for that particular user. EyeCity will automatically e-mail order confirmations thanking the customer for the order. Customers also will be given the option of being informed of new products and special promotional offers.

      o Ask the Doctor Section: EyeCity intends in the future to make available an "Ask the Doctor" content section which will provide consumers with product information and with the opportunity to engage in Q&A sessions with eyecare professionals, including optometrists and ophthalmologists. These eyecare professionals will provide customers with general information regarding eye disorders, eyecare, laser vision correction and contact lens usage, and with answers to product-specific questions. Articles relating to these and other topics will be prominently featured on this portion of the website.

      o Children's Forum Section: When launched, The SuperSite's "Children's Forum" section will contain eyecare tests and interactive games intended to educate children about their eyes and eye care. Children will have the opportunity to ask questions, post messages and interact with one another.

      o "Try it on" Section: EyeCity intends in the future, subject to identifying and obtaining rights to the appropriate technology, to license or independently develop technology that will allow users to scan their photographs and to superimpose any style of glasses from EyeCity's vast product line onto the scanned photograph. This feature is intended to provide the online consumer with a true "in-store" experience. This software package will also enable the customer to try on multiple pairs of glasses simultaneously, a feature that cannot be achieved in a physical store.

      See "Technology and Security" for a discussion of customer security and privacy protocols.

      EyeCity believes that the aggregate costs which it will incur in connection with developing the initial launch of the SuperSite will be approximately $565,000; these costs to date have been approximately $322,000. There can be no assurance that the implementation of the SuperSite or other contemplated expansions of EyeCity's operations will be completed in a cost-effective or timely manner, that consumers will react positively to EyeCity's sales strategy, SuperSite or family of websites or that any such plans will be successful. Expansion of EyeCity's operations would also require significant additional financing and operating expenses and could strain EyeCity's management, financial and operational resources. Furthermore, any new business or service launched by EyeCity that is not favorably received by consumers could have an adverse effect on EyeCity's reputation and diminish the value of its brand name.

Marketing and Promotion

      EyeCity's marketing plan is to distinguish itself by offering the largest variety of products, shopping convenience, ease-of-use and more advanced technology than any current online optical retailer, an enhanced user experience as compared to in-store purchasing, strategic partnerships with major online retailers and portal relationships with exclusive key words to build significant site traffic, and additional marketing strategies discussed below.

      EyeCity's marketing strategy includes promoting and increasing EyeCity's brand visibility and acquiring new customers by developing distribution alliances with major portal sites, advertising on leading sites and other traditional media, expanding EyeCity's affiliates network, and targeting linking programs and direct marketing to existing and potential customers. EyeCity may determine in the future to continue the flow of traffic to the acquired sites or to point all traffic to the www.eyecity.com SuperSite.

      The key features of EyeCity's current marketing strategy are:

      o Customer Retention: EyeCity intends to implement a Frequent Buyer's Club program, allowing members to receive discounts and free merchandise based on a certain volume of purchases. This program will also provide EyeCity with the ability to collect user demographics to facilitate targeted marketing of a member's on-line optical purchases. A key strategy is to incentivise contact lens users to purchase other optical products. EyeCity intends to use an existing technology known as a "cookie," to track basic user actions and sessions on the EyeCity website. The "cookie" technology will be able to restore a customer's shopping basket and on-line session even if the customer leaves EyeCity and returns later. EyeCity believes that the use of this technology will facilitate and encourage customers to spontaneously visit and return to EyeCity's website.

      o Consumer Database Marketing. EyeCity will use database marketing to learn its customers' lifestyle and preferences. After collecting consumer data, EyeCity will send customers e-mail messages containing discount coupons, information regarding new product releases and special sales, in each case geared towards the customer's previous purchasing and browsing patterns. EyeCity intends to implement collaborative filtering software to personalize the EyeCity website to each individual customer and provide product recommendations derived from each customer's historical buying and browsing patterns.

      o Online and Traditional Advertising: EyeCity intends to direct online traffic to www.eyecity.com by advertising on other websites, including HotBot, Yahoo, Excite, Lycos and Infoseek. EyeCity intends to use ad-server technology which will allow it to change its advertising by delivering program code directly to the websites hosting EyeCity's ads. Advertising websites will be chosen based on their cost relative to their ability to generate traffic for EyeCity and the likely audience to be targeted by advertising on such websites. Additionally, EyeCity intends to participate in numerous in-house and manufacturer sponsored promotions. EyeCity expects that these promotions will be web-based and will be geared to specific manufacturers, product categories and buyer segments. In the longer term, subject to obtaining additional financing, EyeCity will also utilize more traditional advertising, including television, radio and print.

      o Linking and Affiliate Programs: To direct traffic to www.eyecity.com, EyeCity intends to aggressively expand and enhance its existing marketing linking program to create inbound links to its website from other sites on the Web. These links allow potential customers to simply click on the link and be connected to EyeCity from other search engines, manufacturers' websites, community and affinity sites and home pages. Affiliates become registered through entering into contractual referral arrangements with EyeCity. Registered affiliates are generally paid a referral of 5% of the net invoice amount of any sale generated via the affiliate's link to EyeCity.

      o Direct Internet Marketing: EyeCity intends to implement various direct marketing programs that will allow it to communicate on a regular basis with its customers. These programs will be custom tailored to its customers' demographic profiles. An e-mail will be sent out to all customers on a regular basis informing them of product specials and new product arrivals. This proactive marketing approach will allow EyeCity to alert existing customers to new buying opportunities.

      EyeCity also participated in an "in the box" marketing program in which EyeTools direct-sell marketing materials are inserted in Hewlett Packard shipping packages containing new computers. This program has generated orders from Hewlett Packard end users. EyeCity also sells the EyeTools product line via the Internet to major corporations, and sells its Foggles optical products for the aviation, hunting and shooting industries through distributors, catalogues, direct advertising, retail stores and the Internet.

      EyeCity believes that continuing to strengthen the EyeCity brand is critical to achieving widespread acceptance, particularly in light of the competitive nature of EyeCity's market. In order to implement this strategy, EyeCity will need to effect additional significant financings. However, there can be no assurance that EyeCity will be able to obtain financing or will be able to do so on favorable terms. See "Management's Discussion and Analysis or Plan of Operation." There can be no assurance that the foregoing marketing and brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by EyeCity in building this brand. Further, there can be no assurance that any new users attracted to the SuperSite will conduct transactions through the SuperSite or EyeCity's family of websites on a regular basis. If EyeCity fails to promote and maintain its brand or if it incurs substantial expenses in an attempt to promote and maintain its brand without generating significant revenues, or if EyeCity's existing or future strategic relationships fail to increase brand awareness, EyeCity's business, results of operations and financial condition could be materially adversely affected.

Distribution, Fulfillment and Inventory

      EyeCity utilizes a centralized order processing, distribution, fulfillment, customer service and warehousing facility located in Duluth, Minnesota.

      During April 2000, the acquired sites and the completed SuperSite will be linked with one back end, which is currently under construction as part of the SuperSite initiative. The back end will store all marketing intelligence, order processing, inventory needs and financial data for all of EyeCity's divisions and specific niche sites. This back end will allow for complete monitoring of the sites. EyeCity intends to use an integrated packing and shipping system with an on-line connection to EyeCity's management information system. This system will monitor the in-stock status of each item ordered, process the order and generate warehouse selection tickets and packing slips for order fulfillment operations.

      Currently, EyeCity's websites operate as independent entities and orders are accumulated and processed by a single point of sale order fulfillment system. Under the present system, once an order is received, EyeCity's point-of-sale computer system checks the order against its inventory. If the item ordered is in stock, the point-of-sale system prints an order request and a mailing label, which are retrieved by EyeCity's staff on an ongoing basis during business hours. Orders are shipped through one of several channels, as selected by the customer, including regular U.S. mail, United Parcel Service, second-day air or overnight courier, with shipping charges varying by the carrier selected. Orders are shipped the same day that they are placed if the product is in stock. An e-mail is also sent the same day thanking the customer for shopping at EyeCity. If the product is not in stock, the customer is notified on the website and alternative product suggestions are offered. If the customer desires to order the currently out-of-stock product, it is back-ordered and is shipped to the customer as soon as it is available.

      EyeCity expects that it generally will purchase product directly from manufacturers and distributors on an as-needed basis to fill orders. EyeCity has analyzed its customers' buying patterns and will carry a minimal level of inventory, stocking only the most popular items to ensure timely delivery to the customer. EyeCity currently purchases the limited inventory it does carry primarily directly from manufacturers, including Ray-Ban Sun-Optics, a Luxottica Group Company, and Canon and, to a lesser extent, from buying groups and distributors. To the extent that EyeCity needs inventory not in stock at the time, EyeCity contacts the manufacturer, buying group or distributor which supplies the product and it is shipped to EyeCity. EyeCity believes that this inventory and distribution strategy enables it to achieve favorable pricing and optical product availability. One supplier, Ray-ban Sun-Optics, accounted for approximately 33.3% of EyeCity's retail sales revenues in 1998 and approximately 23.3% of EyeCity's retail sales revenues for 1999. EyeCity does not have contractual fulfillment arrangements with its suppliers and purchases product in the ordinary course of business on a purchase order basis. In the event that any of these suppliers could no longer supply EyeCity with optical products, EyeCity may not be able to secure other adequate sources of supply on a timely basis, or may not be able to obtain its inventory on terms as favorable to EyeCity as its current supply. Either circumstance could adversely affect EyeCity by increasing its costs or, in the event adequate replacement supply cannot be secured, could cause EyeCity to lose sales and customers.

      EyeCity fulfills orders for prescription eyeglasses through eyeglass grinding laboratories in the United States with whom EyeCity has non-contractual arrangements. When an order is placed with EyeCity, EyeCity provides the laboratory with the prescription information provided by the customer and the frames that have been selected by the customer. Lenses are usually manufactured by the laboratory within two to three business days if the necessary materials are in stock; otherwise, orders are processed as soon as possible after the materials become available.

      EyeCity cannot provide assurance that it has anticipated all of the changing demands that its expanding operations will impose on its receiving and distribution system or that events beyond EyeCity's control, such as disruptions in operations due to inadequate financing, labor disagreements, shipping problems, fires or natural disasters, will not result in a material adverse effect on EyeCity's business, results of operations and financial condition.

      EyeCity's success depends, in part, on its ability to provide prompt, accurate and complete service to its customers on a competitive basis, and its ability to purchase and promote products, manage inventory, ship products, manage sales and marketing activities and maintain efficient operations through its management information systems and particularly its various websites. A significant disruption in EyeCity's management information systems or websites could adversely affect EyeCity's relations with its customers and its ability to manage its operations and would have a material adverse effect on EyeCity's business, financial condition and results of operations. EyeCity's ability to compete effectively and to manage future growth, if any, will require EyeCity to continue to improve its financial and management controls and its reporting systems and procedures on a timely basis and to expand, train and manage its employee base. EyeCity's failure or inability to accomplish any of these goals could have a material adverse effect on its business, financial condition and results of operations.

Customer Service

      EyeCity intends to offer state of the art customer service to generate repeat customers and grow market share. The Customer Service area of the SuperSite will contain extensive information about shopping for, ordering and returning products. Shipping charges, payment options, and other policies will be explained for the customer. Help buttons on every page of the site will take customers to the specific customer service topic they need. Customers will be able to track the current status of their orders, including getting the shipper tracking numbers. Because the concept of Internet retail is new to many people, EyeCity will prominently display its toll-free number throughout the site. Customer service agents currently are and will be available to answer customer questions about products and the shopping process.

      EyeCity is also considering implementing, subject to obtaining appropriate financing, commercially available technology which will enable the end user to communicate via the internet live with customer service representatives during specially posted hours. This interactive customer service feature will enable real time communication with the end user and allow for one to one customer service and marketing. The system will allow the customer service representative to respond to all customer questions as well as recommend certain web pages to the customer to answer all of their questions.

      Currently, customers of EyeCity's websites order products by accessing EyeCity's websites via the World Wide Web on the Internet. Once there, a customer selects the category of products that they wish to browse (e.g., sunglasses, binoculars, etc.). A list of brands is then presented, from which the customer chooses one to browse. Within each page devoted to a brand will be either pictures and descriptions of products or a list of "catalogs," each containing pictures and descriptions of a particular brand's products. If a customer does not see a product that they like in a given catalog, they can easily go back to the list of catalogs, the list of brands or to the main page of the site. Customers who have selected all of the products that they wish to purchase are prompted to confirm their selection and to provide billing and shipping information through a secure Internet connection.

      When ordering prescription products, customers can either enter their prescription information online, with their doctor's name and number so that an EyeCity employee can attempt to confirm the prescription, or the customer may fax or mail a hard copy of their doctor's written prescription. Once the prescription information is confirmed, if the customer is ordering prescription eyeglasses, the frames selected by the customer are shipped to an eyeglass grinding laboratory, where the lenses are cut, glazed, and inserted into the frames and then shipped back to EyeCity. EyeCity then ships the finished product to the customer.

      EyeCity maintains a toll-free telephone number for taking orders, handling customer service (including assisting customers and suggesting styles or brands of products that might suit the customer's taste) and receiving credit card information from those customers who choose not to provide this information via the internet. EyeCity also accepts orders by fax and accepts payments by money order or check.

      EyeCity ships products to customers by United States mail and other overnight delivery and surface services. In addition, EyeCity uses direct mailings to advertise its products and receives a majority of its payments from customers using credit cards. Any increases in shipping, postal or credit card processing rates could have an adverse effect on EyeCity's operating results as EyeCity may not be able to effectively pass such increases on to its customers. Similarly, strikes or other service interruptions by these shippers could adversely affect EyeCity's ability to market or deliver its products on a timely basis.

      Once the merchandise is delivered, the customer may return it for a full refund for any reason if it is shipped back to EyeCity within seven days, and for a credit against other purchases if it is shipped back within thirty days. To date, returns have not been material to EyeCity's results of operations.

Technology and Security

      Subject to obtaining additional financing, EyeCity intends to license additional commercially available technology and integrate such technology with EyeCity's proprietary technology solutions. EyeCity will focus its efforts on automating as many processes as possible and increasing customer satisfaction.

      In connection with the development of the SuperSite and the integration of the back end, EyeCity's management information system is being designed to provide the following:

      o Selling System. EyeCity's Internet site will use a packaged e-commerce solution that will be customized to handle transactional events, queries and updates to the database. All transactions will be secured by using Secure Sockets Layer ("SSL") encryption which will protect information while it is transmitted between the customer and EyeCity's website.

      o Ordering System. EyeCity's ordering system will retrieve ordering information from its selling system, validate credit cards, process orders, create and issue purchase orders to manufacturers and handle all post-sale marketing efforts. The ordering system will also permit orders to be taken over the telephone. The ordering system software will be designed by EyeCity to give customer service representatives instant access to all customer information, to automatically update all changes to a customer's order and to inform the customer of order status by automated e-mail communications. The customer service and marketing departments will be able to access this customer profile information to search and analyze customer demographics and buying patterns in order to suggest new product offerings to customers. The ordering system will also communicate with EyeCity's warehousing facilities in real time for updates on order shipments and inventory status.

      o Publishing System. The publishing system will contain information about all products offered on EyeCity's websites, including retail price, cost, color and size characteristics, group information and all manufacturer related information.

      EyeCity employs systems administrators and network managers to monitor and operate EyeCity's Internet site, network operations and transaction-processing systems. The continued uninterrupted operation of EyeCity's Internet site and transaction-processing systems is essential to its business, and failure of these systems would have a material adverse effect on EyeCity. EyeCity expects that its Internet connectivity will be supplied by a provider who will be capable of offering scaleable business solutions to high volume Internet sites.

      A critical issue for the success of online retailing is maintaining the integrity of information, particularly the security of credit card numbers furnished by consumers. EyeCity intends to secure credit card numbers while they travel over phone lines by using SSL encryption. To deter the theft of credit card numbers residing in EyeCity's information systems, EyeCity intends to employ secure "fire walls" installed in EyeCity's hardware. EyeCity believes that these firewalls will protect EyeCity's systems against "hacker" break-ins, although there can be no assurance that these precautions will be effective. However, any penetration of EyeCity's network security or other misappropriation of its customers' personal information could subject EyeCity to liability.

Competition

      The optical retail industry is very competitive and fragmented. EyeCity has a variety of competitors, including ophthalmologists, opticians and optometrists in private practice, traditional optical retail stores, including national optical chains such as Sunglass Hut, Pearle Vision Center, Sterling Optical, LensCrafters and National Vision Association and mass merchandisers such as Wal-Mart, Sam's and Costco. In addition, EyeCity expects to compete with non-traditional optical retailers, such as television retailers, mail order catalogs, direct marketers such as 1-800 Contacts, and with other online optical retailers such as Shades.com, a subsidiary of Sunglass Hut. EyeCity expects there to be many more online competitors in the future, as barriers to entry are minimal, and new competitors can launch competing websites at a relatively low cost.

      EyeCity believes that the principal competitive factors in its online market are brand recognition, product selection, convenience, price, accessibility, customer service, quality of search tools, quality of site content and reliability and speed of fulfillment. Many of EyeCity's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than EyeCity. In addition, competitive online optical retailers may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of EyeCity's competitors may be able to secure merchandise from manufacturers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing, inventory availability and delivery policies and devote substantially more resources to website and systems development than EyeCity. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. New technologies and the expansion of existing technologies may increase the competitive pressures on EyeCity.

      Historically, sales of contact lenses by direct marketers have been impeded by eyecare practitioners and contact lens manufacturers. Many eyecare practitioners have been reluctant to provide patients with a copy of their prescription or to release such information to direct marketers upon request, thereby prohibiting such patients from purchasing lenses from a direct marketer. In addition, substantially all of the major manufacturers of contact lenses have historically refused to sell contact lenses directly to direct marketing companies and have sought to prohibit their distributors from doing so. These traditional barriers to the direct marketing of contact lenses may be reduced or eliminated in the future, although there can be no assurance of that result. The Federal Trade Commission has solicited comments regarding whether eyecare practitioners should be required to release contact lens prescriptions to their patients. In addition, the Attorneys General for more than 30 states have joined in a lawsuit against the major contact lens manufacturers and certain eyecare practitioners and their trade associations alleging that the manufacturers' policy not to sell to direct marketers was adopted in conspiracy with eyecare practitioners to eliminate alternative channels of trade from the contact lens market.

      EyeCity's prescription eyewear operations also compete with alternative technologies such as surgical refractive procedures, including new refractive laser procedures such as PRK, or photo refractive keratectomy, and LASIK, or laser in situ keratomileusis. If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for prescription eyewear by enabling patients to avoid the ongoing cost and inconvenience of prescription eyewear, which could have a material adverse affect on EyeCity's prescription eyewear business.

Government Regulation

      General. EyeCity is not currently subject to direct federal, state or local regulation or laws or regulations applicable to access to or commerce on the Internet, other than as discussed below and other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content, quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for EyeCity's products or increase its cost of doing business or in some other manner have a material adverse effect on EyeCity's business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as regulatory licensing or permit requirements, property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

      At present, EyeCity does not collect sales or other similar taxes in connection with the sale of its products to consumers located outside the state of Minnesota. From time to time, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing or internet-based companies such as EyeCity. A successful assertion by one or more states that EyeCity should have collected or should be collecting sales taxes on the sale of its products could result in additional costs and administrative expenses to EyeCity and corresponding price increases to its customers, which could adversely affect EyeCity's business, financial condition and results of operations.

      Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy polices. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for EyeCity's products or increase the cost of doing business as a result of litigation costs or increased costs, or could in some other manner have a material adverse effect on EyeCity's business, results of operations and financial condition.

      In addition, because EyeCity's websites can be accessed worldwide and EyeCity intends to sell goods to consumers worldwide, other jurisdictions may claim that EyeCity is subject to taxes or is required to qualify to do business as a foreign corporation in a particular state or foreign country. EyeCity has filed the requisite documentation to be qualified to do business as a foreign corporation (i.e., a corporation organized under the laws of another state, Delaware) in New York and its Peeper's subsidiary has filed the requisite documentation to be qualified to do business as a foreign corporation in Minnesota, and failure by EyeCity to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject EyeCity to penalties for the failure to qualify and could result in the inability of EyeCity to enforce contracts in such jurisdictions. At this time, EyeCity has not applied to be qualified to do business in any other jurisdiction. Any such new legislation or regulation, or the application of laws or regulations of jurisdictions whose laws do not currently apply to EyeCity's business, could have a material adverse effect on EyeCity's business, results of operations and financial condition.

      Further, several telecommunications carriers have requested the Federal Communications Commission to regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could adversely affect EyeCity's business operations.

      Federal Regulation of Prescription Eyewear. Contact lenses and eyeglasses are separately regulated by the Federal government. Contact lenses are regulated by the Food and Drug Administration as "medical devices." The Food and Drug Administration classifies medical devices as Class I, Class II or Class III and regulates them to varying degrees, with Class I medical devices subject to the least amount of regulation and Class III medical devices subject to the most stringent regulations. Generally, contact lenses are classified as Class II medical devices if intended only for daily wear and as Class III medical devices if intended for extended wear. These regulations generally apply only to manufacturers of contact lenses, and therefore do not directly impact EyeCity. Federal regulations also require the labels on "medical devices" to contain adequate instructions for their safe and proper use. However, there is an exemption from this requirement for medical devices the use of which is not safe except under the supervision of a practitioner licensed by law to direct the use of such device. Devices which fall in this exception must contain as part of their labeling the statement "Caution: Federal law restricts this device to sale by or on the order of ," the blank to be filled in with the word physician or other practitioner authorized by the law of the state in which the practitioner practices to use or order the use of the device. EyeCity believes that this exception is often misconstrued as being a federal requirement that the device be sold only pursuant to a prescription. The Food and Drug Administration considers contact lenses to qualify for this labeling exemption; however, there is no federal law that requires that contact lenses be sold only pursuant to a prescription.

      Federal law requires that all dress eyewear (i.e., sunglasses or prescription eyeglasses) be tested for impact resistance. This testing is generally conducted by the lens manufacturer, but eyewear must be retested if a protective or other coating is applied after initial manufacture. So long as a retailer or optician does not manufacture or coat the eyewear, the retailer or optician is entitled to rely on representations from the manufacturer or laboratory, as applicable, as to the completion of all necessary impact resistance tests on any given piece of eyewear. EyeCity's operating practice has been to rely on these types of representations from manufacturers or laboratories, as applicable.

      State Regulation of Prescription Eyewear. Because there is no applicable federal law that regulates the distribution of prescription eyewear, the sale and delivery of prescription eyewear to the consumer is subject to state laws and regulations. EyeCity intends to sell prescription eyewear to customers in all 50 states and each sale may be subject to the laws of the state where the customer is located. The laws and regulations governing the sale and delivery of prescription eyewear vary from state to state, but generally can be classified in four categories: (i) laws that require prescription eyewear only be dispensed pursuant to a prescription; (ii) laws that require the dispenser to be licensed by the state as an optician, optometrist, ophthalmologist or other professional authorized to dispense prescription eyewear; (iii) laws that require prescription eyewear be dispensed only in a face-to-face transaction and (iv) laws with requirements that are unclear or do not specifically address the sale and delivery of prescription eyewear. Many of the states requiring that prescription eyewear be dispensed in face-to-face meetings or by a person licensed by such state to dispense prescription eyewear also require that prescription eyewear only be dispensed pursuant to a valid prescription.

      The laws and regulations in a significant number of states require that prescription eyewear only be sold to a consumer pursuant to a valid prescription. In some states, satisfying this prescription requirement obligates the dispenser only to verify the customer's prescription with the customer's prescriber, while other states specifically require that a written prescription (which, in some states, must be an original) be obtained before providing the prescription eyewear to the customer or that the prescription must have been written within a specified period (e.g., two years) prior to fulfillment. EyeCity's operating practice will be to attempt to obtain a valid prescription from each of its customers or his/her eyecare practitioner. If the customer does not have a copy of his/her prescription, EyeCity will attempt to contact the customer's doctor to obtain a copy of, or verify the customer's prescription. With respect to contact lenses, if EyeCity is unable to obtain a copy of or verify the customer's prescription, EyeCity intends to complete the sale and ship the lenses to the customer based on the prescription information provided by the customer. EyeCity intends to retain copies of the written prescriptions that it will receive and maintain records of its communications with the customer's prescriber.

      EyeCity expects that its ability to comply with state laws and regulations requiring a valid prescription will be hampered because EyeCity's customers will often be unable to get a copy of their prescription. EyeCity believes that optometrists, ophthalmologists and other contact lens prescribers have historically refused to release copies of a patient's contact lens prescription to the patient. In addition, such providers have refused to release or verify prescriptions at the request of mail order companies. Federal law requires prescribers to release prescriptions for eyeglasses to a patient, but the issue of whether or not a prescriber must release a contact lens prescription to the patient, or at the patients request, is currently governed by state law. There are approximately 22 states that require contact lens prescribers to release the prescriptions for contact lenses to the patient. However, even in states with a mandatory release law, EyeCity believes that many prescribers will continue to refuse to release prescriptions to their patients or to online or mail order contact lens distributors, including EyeCity.

      In addition to requiring a valid prescription, a substantial number of states also require that prescription eyewear only be dispensed by a person licensed to do so under that state's laws.

A dispenser may be required to be licensed as an optometrist, ophthalmologist, optician, ophthalmic dispenser or prescription eyewear dispenser, depending on the state in which the customer is located. Also, certain states require that prescriptions only be filled in facilities registered with such states. EyeCity currently employs an optician at its Duluth, Minnesota facility; however, neither EyeCity nor any of its employees is a licensed or registered dispenser of contact lenses in any of the other states in which EyeCity expects to do business nor are any of EyeCity's facilities registered with any state in connection with the dispensing of prescription eyewear. EyeCity has not initiated the application or registration process in any jurisdiction, but it intends to do so where appropriate. The laws in a number of states effectively prohibit the sale of prescription eyewear through the mail by requiring that a person licensed under that state's law to dispense prescription eyewear be in personal attendance at the place of sale. Lastly, there are several states in which the laws and regulations do not specifically address the issue of who may dispense prescription eyewear or are unclear with respect to the requirements for dispensing prescription eyewear. For many of the laws described in this paragraph, it is not clear whether some or all of these laws would be applicable to EyeCity or whether the states that have enacted these laws would have jurisdiction over EyeCity.

      Any action brought against EyeCity based on its failure to comply with applicable state laws and regulations could result in significant fines or criminal penalties to EyeCity, EyeCity being prohibited from making sales in a particular state and/or EyeCity being required to comply with such laws. Such required compliance could result in: (i) increased costs to EyeCity; (ii) the loss of a substantial portion of customers for whom EyeCity is unable to obtain or verify their prescription; and (iii) the inability to sell to customers at all in a particular state if EyeCity cannot comply with such state's laws. The occurrence of any of the above results could have a material adverse effect on EyeCity's ability to sell prescription eyewear and continue to operate profitably. Furthermore, there can be no assurance that states will not enact or impose laws or regulations that prohibit mail order or online dispensing of prescription eyewear or otherwise impair EyeCity's ability to sell prescription eyewear and continue to operate profitably. EyeCity has not obtained an opinion of counsel with regard to its compliance with applicable state laws and regulations, and information contained herein regarding EyeCity's compliance with applicable state laws and regulations should not be construed as being based on an opinion of counsel.

      EyeCity has received a marketing clearance (as a device substantially equivalent to an existing category of ophthalmic device) for its EyeTools(TM) line of computer glasses from the Federal Food and Drug Administration following a "Section 510(k) Submission."

Intellectual Property

      EyeCity holds rights, title and interest to five U.S. patents for various specialized eyeglasses, as set forth in Table I below.

      EyeCity holds rights, title and interest in the United States to two registered trademarks (Beamblockers and Design #1,196,550, filed October 13, 1998; Foggles #1,210,355 filed September 18, 1982), and to 19 trademark applications pending in the U.S. Patent and Trademark Office, used or intended to be used in connection with its products and services, or for which it has obtained rights at common-law, based on use in interstate commerce, including the "Peeper's" mark (see Table II below). EyeCity believes that such marks represent significant value and goodwill to the company in marketing its products and services. EyeCity has entered into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with whom it conducts business, in order to limit access to and disclosure of its proprietary information. However, there can be no assurance that these contractual arrangements or the other steps taken by EyeCity will prove sufficient to prevent misappropriation of EyeCity's technology or to deter independent third-party development of similar technologies.

      EyeCity has rights in over thirteen domain names, certain of which it presently uses to market its services, as set forth below in Table III. EyeCity believes that such domain names represent significant value and goodwill to the company in marketing its products and services. If third parties obtain rights to use similar domain names, these third parties may confuse EyeCity's customers and cause its customers to inadvertently place orders with these third parties, which could result in lost sales for EyeCity and could damage its brand. Due to the unique nature of domain names, EyeCity may have only limited proprietary rights in its domain names, except to the extent greater protection is granted under trademark or tradename law. As a result, EyeCity cannot assure you that it will be able to retain the use of certain of its domain names, which could have a material adverse affect on EyeCity's business.

      EyeCity is not aware of any material adverse claims regarding any of its trademarks or domain names with the exception of its "Peeper's" mark and peepers.com domain name. Rights in this mark and domain name have been challenged in an action now pending entitled American Eyewear, Inc. v. Peeper's Sunglasses and Accessories, Inc. and EyeCity.com, Inc. which was commenced in July 1999 in the United States District Court for the Northern District of Texas. Peepers, Inc. and EyeCity have moved to dismiss the action. The motion is now pending. EyeCity has substantial defenses and may counter-claim to limit American Eyewear's claimed rights in the trademark Peeper's. The parties are also discussing settlement. It is premature to assess the likely outcome of the proceeding.

      The following tables set forth a list of EyeCity's material intellectual properties:

                                     TABLE I
                                     PATENTS

             Title                      Issued     Expiration     Patent Number

Eyewear With Translucent                9/11/84      1/11/02        4,470,673
Superior field of view

Eyewear With Translucent                9/24/85      9/24/02        4,542,964
Superior Field of View

Visual Occlusion Apparatus For          10/6/87      10/6/04        4,698,022
Pilot Training

Eyewear Having Translucent              7/11/95      1/10/14        5,432,568
Superior And Inferior Fields of
View

Night Driving Glasses                   6/27/95      6/27/12        5,428,409

                                    TABLE II
                         PENDING TRADEMARK APPLICATIONS

      Mark Name                 App #
                                App. Date

ABEAM                           75/777533
                                August 16, 1999

EYECITIES                       75/682277
                                April 13, 1999

EYECITIES.COM                   75/682278
                                April 13, 1999

EYECITY                         75/673817
                                April 05, 1999

EYECITY.COM                     75/673816
                                April 05, 1999

EYETOOLS                        75/527195
                                July 29, 1998

EYETOOLS                        75/459288
                                March 30, 1998

ICITY                           75/673815
                                April 05, 1999

ICITY.COM                       75/673814
                                April 05, 1999

INTERNET EYES                   75/525354
                                July 24, 1998

INTERNET GLASSES                75/525355
                                July 24, 1998

ON-LINE                         75/527196
                                July 29, 1998

OPTICAL DEPOT                   75/579290
                                October 29, 1998

OPTICALDEPOT.COM                75/650961
                                February 26, 1999

OPTICALSITE                     75/721891
                                June 4, 1999

SOLUTIONS IN SIGHT              75/545184
                                August 31, 1998

SUNGLASSSITE                    75/777534
                                August 16, 1999

GOLF                            75/566222
                                October 06, 1998

SHOOTING                        75/566223
                                October 06, 1998

                                    TABLE III
                           DOMAIN NAMES PRESENTLY USED

abeam.com                                         foggles.com
binoculars.com                                    icity.com
ergovision.com                                    opticalsite.com
eyecity.com                                       peepers.com
eyeglassplace.com                                 sunglasssite.com
eyeopticalzone.com

      In addition, EyeCity recently acquired a three year non-exclusive license from Yahoo! Inc. to use the "Yahoo!" name and logo for the distribution and marketing of eyewear and eyewear accessories throughout the United States. In connection with this license, EyeCity is required to pay to Yahoo! Inc. an amount equal to the greater of (i) a percentage-based royalty, or (ii) a minimum guaranteed royalty. Contemporaneously with this transaction, EyeCity entered into a distributor agreement with Sun Optics d/b/a Insight Eyeworks, Inc., under which Insight will manufacture, market and distribute the Yahoo! eyewear and eyewear accessories in traditional retail channels in the United States other than through the Internet and other e-commerce channels.

Employees

      As of March 1, 2000, EyeCity employed 34 full-time and 2 part-time employees. None of EyeCity's employees are covered by collective bargaining agreements and EyeCity believes that its relations with its employees are good. EyeCity is dependent to a large degree on the services of its senior management team, particularly Mark H. Levin, its President and Chief Executive officer, Mark R. Suroff, its Chief Operating Officer, Executive Vice President, Secretary and Treasurer, and Daniel D. Thralow, its Vice President of Operations. The loss of any of EyeCity's key executives could have a material adverse effect on EyeCity. EyeCity does not maintain key man insurance coverage on any of its employees.

ITEM 2. DESCRIPTION OF PROPERTY

      EyeCity maintains its corporate headquarters in approximately 4,405 square feet of commercial office space at 79 Express Street in Plainview, New York, pursuant to a five year lease providing for rent at a rate (excluding common charges) of $49,550 per annum for the first year, with annual percentage increases during the term, for a rate of $58,000 in the fifth year. EyeCity has one option to extend the lease for 2 years. The rent for the extension period is $5,027.86 per month for the first 12 months and $5,228.98 per month for the second 12 months.

      EyeCity, through its wholly-owned subsidiary, Peeper's, Inc., maintains approximately 10,770 square feet of office and warehouse space at 1203 London Road in Duluth, Minnesota, pursuant to a five year lease providing for rent at an annual rate of $51,156 through June 30, 2000, at an annual rate of $61,927 through June 30, 2001 and at a rate of $72,696 through June 30, 2004. This space is used for customer service, sales, warehousing, shipping, order fulfillment and general office purposes. EyeCity has five options to extend the lease for consecutive 3-year terms each. During the renewal terms, the rent would increase 4% annually on July 1st of each year.

ITEM 3. LEGAL PROCEEDINGS

      EyeCity is not aware of any material adverse claims regarding any of its trademarks or domain names with the exception of its "Peeper's" mark and peepers.com domain name. Rights in this mark and domain name have been challenged in an action now pending entitled American Eyewear, Inc. v. Peeper's Sunglasses and Accessories, Inc. and EyeCity.com, Inc. which was commenced in July 1999 in the United States District Court for the Northern District of Texas. Peepers, Inc. and EyeCity have moved to dismiss the action. The motion is now pending. EyeCity has substantial defenses and may counter-claim to limit American Eyewear's claimed rights in the trademark Peeper's. The parties are also discussing settlement. It is premature to assess the likely outcome of the proceeding.

      A wholly owned subsidiary of EyeCity, Peeper's was named as a defendant in an action entitled Oakley, Inc. v. Peeper's Sunglasses & Accessories Inc. and Son Dad Boards Ltd. d/b/a Freestyle of Duluth and Larry Leege, which was commenced in October 1999 in the Superior Court of California, Orange County. This action, which is principally a contract claim against the third parties, Son Dad Boards Ltd. and Larry Leege, also alleges that Peeper's, Inc. interfered with the plaintiff's contractual relationship with these third parties when it purchased sunglasses from them and then re-sold the merchandise. Peeper's, Inc. believes the claim against it has no merit and has moved to dismiss the action against it. However, it is premature to assess the likely outcome of the proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED OTHER STOCKHOLDER MATTERS

      EyeCity's common stock is listed by NASDAQ on the Over The Counter Bulletin Board under the trading symbol ICTY. Trading of EyeCity's common stock on the Over The Counter Bulletin Board market commenced in March 1998. The following table reflects the high and low bid prices for EyeCity's common stock for each quarterly period ended since trading commenced in March 1998 and ending on December 31, 1999. These quotations are based on information supplied by market makers of EyeCity's common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                              1999                              1998
                           Price Range                      Price Range
                           -----------                      -----------
                     Low               High            Low               High
                     ---               ----            ---               ----

1st Quarter         $0.625            $6.125          $0.875            $1.000
2nd Quarter          3.125             9.875           0.875             1.5625
3rd Quarter          3.063             6.750           0.6875            1.625
4th Quarter          1.125             4.625           0.6875            1.875

      As of March 24, 2000, there are 139 holders of record of EyeCity's common stock.

      EyeCity has never declared any dividends and is not likely to do so in the near future.

RECENT SALES OF UNREGISTERED SECURITIES

      Under its 1997, 1998 and 1999 Stock Option Plans, EyeCity has granted an aggregate of 2,628,250 options to various consultants and employees to purchase shares of EyeCity's common stock at exercise prices ranging from $1.00 to $7.75 including options issued through March 24, 2000. No commissions were paid in connection with those grants. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      1996

      There were no sales of unregistered securities by EyeCity in 1996.

      1997

      In October 1997, EyeCity completed a non-underwritten private sale of 550,000 shares of its common stock to 74 individual investors. These shares were sold at a price of $1.00 per share pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

      1998

      In February 1998, EyeCity privately issued 300,000 shares of its common stock to Carousel Consulting Inc. in consideration for the provision of marketing consulting services valued at approximately $195,000. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In April 1998, EyeCity completed a non-underwritten private sale of 450,000 shares of its common stock to 10 individual investors. These shares were sold at a price of $1.00 per share pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

      In August 1998, EyeCity privately issued 214,000 shares of its common stock in connection with the acquisition of all of the outstanding capital stock of Foggles, Inc. by EyeCity. These shares of EyeCity were issued in equal amounts to the four individual stockholders of Foggles, Inc. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In August 1998, EyeCity privately sold $362,500 of subordinated convertible promissory notes in a non-underwritten offering to seven individual investors (EyeCity later repurchased $25,000 of the notes held by two of these investors at their request). These notes may be converted on or after October 1, 1999 into shares of common stock of EyeCity at a conversion price of $1.25 per share. EyeCity relied on Rule 506 of Regulation D under the Securities Act of 1933. All of these individual investors represented that they were accredited investors as defined under Rule 501 of Regulation D under the Securities Act of 1933.

      In September 1998, EyeCity privately issued 15,000 shares of its common stock in connection with the acquisition of all of the outstanding capital stock of Gilead Enterprises, Inc. by EyeCity. These shares of EyeCity were issued in equal amounts to the three individual stockholders of Gilead Enterprises, Inc. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In November 1998, EyeCity privately issued 10,000 shares of its common stock to Adam Levin Consulting in consideration for the provision by Levin Consulting of marketing consulting services valued at approximately $10,000. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      1999

      In March 1999, EyeCity privately issued 100,000 shares of its common stock in connection with the acquisition of all of the outstanding capital stock of EyeGlassPlace.com, Inc. by EyeCity. These shares of EyeCity were issued to the one individual stockholder of EyeGlassPlace.com, Inc. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In March 1999, EyeCity privately issued 20,000 shares of its common stock to Rosenman & Colin LLP, counsel to EyeCity, in consideration for the provision of legal services valued at approximately $20,000. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In March 1999, EyeCity privately issued 250,000 shares of its common stock to Nikos Mouyiaris. These shares were sold for $1.00 per share, for a total offering price of $250,000. EyeCity relied on exemptions from registration under
Section 4(2) of the Securities Act of 1933. Mr. Mouyiaris represented that he was an accredited investor as defined under Rule 501 of Regulation D of the Securities Act of 1933.

      In April 1999, EyeCity privately issued 10,000 shares of its common stock, valued at $10,000, to Jerrold S. Pine in partial consideration for the exercise of EyeCity's option to grant to EyeCity an exclusive license to use certain patented computer security technology. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In May 1999, EyeCity privately issued 130,000 shares of its common stock to Stanley Altschuler and 130,000 shares of its common stock to Richard Cooper in consideration for services rendered by Strategic Growth International, Inc, valued at approximately $260,000. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In May 1999, EyeCity privately issued 1,210,159 shares of its common stock as partial consideration for all of the capital stock of Peeper's Sunglasses and Accessories, Inc. in connection with the merger of Peeper's Sunglasses and Accessories, Inc. with and into Peeper's, Inc, a wholly owned subsidiary of EyeCity. These shares of EyeCity were issued to the one individual stockholder of Peeper's Sunglasses and Accessories, Inc. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In May 1999, EyeCity privately issued 2,105 shares of its common stock valued at approximately $3,000 to Thomas Gilligan as partial consideration for an assignment of all of Mr. Gilligan's rights to an internet domain name. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In May 1999, EyeCity privately sold 1,500,000 shares of its common stock to 11 individual investors at a price of $1.00 per share for a total offering price of $1,500,000. In connection with these sales, EyeCity paid to James J. Armenakis a commission in the form of options to purchase 300,000 shares of EyeCity common stock at an exercise price of $1.00 per share under the 1998 Stock Option Plan. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933. Each of these investors represented that he or she was an accredited investor as defined under Rule 501 of Regulation D of the Securities Act of 1933.

      In June, 1999, EyeCity privately issued 283,334 shares of its common stock as partial consideration for all of the capital stock of SunSource Technology, Inc. in connection with the merger of SunSource Technology, Inc. with and into SunglassSite, Inc., a wholly owned subsidiary of EyeCity. These shares of EyeCity were issued to the one individual stockholder of SunSource Technology, Inc. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In June 1999, EyeCity privately sold 50,000 shares of its common stock to one individual investor. These shares were sold for $1.50 per share for a total offering price of $75,000. EyeCity paid James J. Armenakis a commission in the form of options to purchase 15,000 shares of EyeCity common stock at an exercise price of $1.50 per share under the 1998 Stock Option Plan. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933. Such individual investor represented that he was an accredited investor as defined under Rule 501 of Regulation D of the Securities Act of 1933.

      In June 1999, EyeCity privately sold 230,000 shares of its common stock to 10 individual investors. These shares were sold for $3.00 per share, for a total offering price of $690,000. In connection with the sale of $490,000 of these shares, EyeCity paid to James J. Armenakis a commission in the form of options to purchase 98,000 shares of EyeCity common stock at an exercise price of $3.00 per share under the 1999 Stock Option Plan. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933. Each of these investors represented that he or she was an accredited investor as defined under Rule 501 of Regulation D of the Securities Act of 1933.

      In July 1999, EyeCity privately issued 13,000 shares of its common stock to the 1996 Joel Lebovitz Trust and 13,000 shares of its common stock to Manley Goldfine in connection with certain improvements, valued at approximately $78,000, to certain real estate in Duluth, Minnesota leased by EyeCity through its wholly owned subsidiary, Peeper's, Inc. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In July and August 1999, EyeCity privately sold 47,334 shares of its common stock to seven individual investors. These shares were sold for $3.00 per share, for a total offering price of $142,004. In connection with the sale of $35,000 of these shares, EyeCity will pay to James J. Armenakis a commission in the form of options to purchase 7,000 shares of EyeCity common stock at an exercise price of $3.00 per share under the 1999 Stock Option Plan. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933. Each of these investors represented that he or she was an accredited investor as defined under Rule 501 of Regulation D of the Securities Act of 1933.

      In August 1999, EyeCity privately issued 10,000 shares of its common stock in connection with the exercise of stock options at $1.00 per share by Robert B. Greenberg. These shares of EyeCity were issued in equal amounts to four family members of Mr. Greenberg. EyeCity relied on exemptions from registration under
Section 4(2) of the Securities Act of 1933.

      In August 1999, EyeCity privately issued 15,000 shares of its common stock to Rosenman & Colin LLP, counsel to EyeCity, in consideration for the provision of legal services valued at approximately $45,000. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In September 1999, EyeCity privately issued 166,667 shares of its common stock valued at approximately $500,000 as partial consideration for certain assets of Impact Eyewear, LLC. These shares of EyeCity were issued to Impact Eyewear, LLC. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In September 1999, EyeCity privately issued 40,000 shares of its common stock in connection with the exercise of stock options at $1.00 per share by Robert B. Greenberg. EyeCity relied on exemptions from registration under
Section 4(2) of the Securities Act of 1933.

      In October 1999, EyeCity privately issued 33,333 shares of its common stock to one individual investor. These shares were sold for $3.00 per share for a total offering price of $100,000. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933. The investor represented that he was an accredited investor as defined under Rule 501 of Regulation D of the Securities Act of 1933.

      In October 1999, one of the investors in the subordinated convertible promissory notes sold in EyeCity's August 1998 offering converted $12,500 of his notes into 10,000 shares of EyeCity common stock. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933. Such individual investor represented that he was an accredited investor as defined under Rule 501 of Regulation D of the Securities Act of 1933.

      In November 1999, EyeCity privately issued 160,000 shares of its common stock to Rosenman & Colin LLP, counsel to EyeCity, in consideration for the provision of legal services valued at approximately $160,000. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In December 1999, EyeCity privately sold 30,000 shares of its common stock to two individual investors at a price of $1.00 per share for a total offering price of $30,000. In connection with these sales, EyeCity paid to James J. Armenakis a commission in the form of ten percent in cash and options to purchase 3,000 shares of EyeCity common stock at an exercise price of $1.00 per share under the 1999 Stock Option Plan. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933. Each of these investors represented that he or she was an accredited investor as defined under Rule 501 of Regulation D of the Securities Act of 1933.

      In the case of the transactions referred to above as relying on the
Section 4(2) exemption, EyeCity did not engage in any general solicitation or advertising; the investors were either accredited investors or experienced and sophisticated investors or sellers in sale of business transactions or service providers, there were a small number of investors overall, and the investors were known to EyeCity or its advisors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

      EyeCity is engaged in the online marketing, distribution and retail sale over the Internet of a broad range of eyewear products and optical accessories, including brand name sunglasses, contact lenses, binoculars, prescription eyewear, telescopes, sports and lifestyle eyewear, and hunting glasses. The United States optical product market is estimated at $15.8 billion for 1998. EyeCity has effected an acquisition strategy within the highly fragmented Internet optical industry, and in 1999 closed on the acquisition of three companies retailing optical products over the Internet. Through this strategy, as well as internal expansion, EyeCity intends to become the leading retailer of eyewear and optical accessories on the Internet, providing one-stop shopping for domestic and international customers in an easy-to-shop environment, 24 hours a day, seven days a week. EyeCity intends to acquire additional complementary businesses as opportunities arise from time to time.

Overview

      From EyeCity's inception through December 1998, its business strategy primarily focused on becoming a leading producer, distributor and marketer of ergonomic computer eyewear products designed to alleviate health related problems associated with Computer Vision Syndrome and, to a lesser extent, on becoming a leading producer, distributor and marketer of Foggles(R) branded optical products designed for the aviation, hunting and shooting industries.

      In January 1999, EyeCity refocused its business strategy to capitalize on the Internet retailing opportunities associated with the optical product industry. In this regard, EyeCity acquired EyeGlassPlace.com, Inc., Peeper's Sunglasses and Accessories, Inc. and SunSource Technology, Inc. in March 1999, May 1999 and June 1999, respectively. In connection with these acquisitions, EyeCity recorded goodwill of approximately $4.2 million which will be amortized over three years from the dates of such acquisitions. In addition, in September 1999 EyeCity acquired certain assets of Impact Eyewear, LLC, including a non-exclusive license from Yahoo! Inc. to use the "Yahoo!" name and logo for the distribution and marketing of eyewear and eyewear accessories throughout the United States, and recorded an intangible asset in the amount of $646,000 which will be amortized over three years from the closing. In August 1999, EyeCity caused its EyeGlassPlace.com and SunSource subsidiaries to be merged into its Peeper's subsidiary (references herein to the performance of EyeCity's Peeper's subsidiary give effect to this merger).

      EyeCity has incurred substantial losses and has had significant negative cash flow since its inception. The independent auditor's report included in this Form 10-KSB includes an explanatory paragraph regarding substantial doubt about EyeCity's ability to continue as a going concern without additional financing due to recurring losses from operations and a working capital deficiency. See
Note 1 of "Notes to Consolidated Financial Statements". Although EyeCity has obtained financing in the past, EyeCity will require additional funding to cover current operations, repay indebtedness and enable it to fund its business plan. EyeCity is currently seeking from potential investors additional financing, but there is no assurance that such financing will be sufficient or available, or if available, will be available on acceptable terms.

      Although EyeCity was formed in May 1996, it only initiated its current business plan for online retail distribution of optical products in the first quarter of 1999. Further, EyeCity only closed on the acquisitions forming the core components of this current business during the second quarter of 1999. EyeCity's SuperSite, www.eyecity.com is expected to launch in April 2000. As a result, there is only limited current relevant financial and operating information available for a potential investor to evaluate an investment in EyeCity's common stock. In addition, EyeCity's limited operating history and recent growth in net sales since implementing its acquisition strategy make it difficult to forecast future operating results and reduce the relevance of historical annual and quarter-to-quarter comparisons.

      EyeCity cannot predict whether the recent rate of growth in annual net sales will decrease in future periods, which could have an adverse effect on EyeCity's performance to the extent significant anticipated increased expenses do not generate commensurate increases in sales.

      In this regard, EyeCity expects to continue to incur significant losses as a result of, among other things, substantially higher general and administrative expenses attributable to growth in overhead as EyeCity expands its business, and increased depreciation and amortization expense attributable to its acquisitions. In addition, in order to promote EyeCity's brand, it will need to increase its marketing expenditures and otherwise increase its financial commitment to creating and maintaining brand loyalty among users, which will further adversely affect profitability. There can be no assurance that EyeCity will be able to obtain requisite financing or achieve profitability.

      EyeCity's gross profit on sunglasses are significantly higher than its gross profit on its other products. As EyeCity implements its business plan to increase the scope of its product offerings, to the extent sales of such other products become a greater portion of total sales, EyeCity's gross profits could be adversely affected.

Results of Operations

Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998.

      Net revenues for the fiscal year ended December 31, 1999 were approximately $2,633,000 as compared to net revenues in 1998 of approximately $96,000. The increase in revenues of approximately $2,537,000 is principally attributable to the acquisitions of Peepers's Sunglasses and Accessories, Inc. ("Peepers") in May 1999, SunSource Technology, Inc. ("SunSource") in June 1999 and Foggles, Inc. ("Foggles") in August 1998. Peepers and SunSource are both online optical product retailers and had revenues in 1999 of approximately $2,399,000. Foggles is a producer, distributor and marketer of optical products for the aviation, hunting and shooting industries and had revenues in 1999 of $178,000.

      Cost of revenues for 1999 were approximately $1,888,000 as compared to approximately $53,000 in 1998. The increase of approximately $1,835,000 is due primarily to costs associated with increased sales volume and costs associated with product sales by Peepers and Foggles.

      Gross profit amounted to approximately $745,000 in 1999 (28.2% of net revenues) as compared to approximately $43,000 in 1998 (44.3% of net revenues). The dollar increase was primarily due to increased sales levels. The percentage decrease was attributable to the higher margins on the ergonomic computer eyewear products (constituting substantially all of 1998 sales) as compared to the lower margin on the sunglasses and other eyewear products (constituting substantially all of 1999 sales).

      General and administrative expenses were approximately $3,053,000 in 1999 as compared to approximately $1,125,000 in 1998. The overall increase is principally attributable to increases in salaries and related expenses of $667,000 and increases in legal, accounting and professional fees of $737,000. These salary increases are due to an increase in headcount and the increased fees are attributable to various acquisitions including Peeper's and SunSource and EyeCity becoming a reporting company under the Securuties Exchange Act of 1934 in the fourth quarter of 1999.

      Depreciation and amortization expenses were approximately $1,056,000 in 1999 as compared to approximately $25,000 in 1998. The increase is principally attributable to amortization of goodwill and other intangible assets resulting from various acquisitions including Peepers and SunSource.

      Technology and development expenses were approximately $251,000 in 1999. There were no expenses related to technology and development in 1998. This expense is associated with the development of the eyecity.com supersite.

      Interest expense was approximately $195,000 in 1999 as compared to approximately $10,000 in 1998. This increase is primarily related to the subordinated convertible promissory notes issued during 1998 as well as accretion recorded on the discount of the non-interest bearing promissory notes issued in conjunction with the acquisitions of Peepers and SunSource. See "Liquidity and Capital Resources".

Liquidity and Capital Resources

      EyeCity believes that its currently available funds, including the net proceeds of $1,377,950 raised in connection with the private placement of common stock subsequent to December 31, 1999, will be sufficient to meet its anticipated working capital needs through at least April 2000. Thereafter, EyeCity will need to raise substantial additional funds to implement anticipated capital expenditures and business expansion and repay indebtedness due in the second quarter of fiscal 2000.

      Historically, EyeCity has financed its cash requirements primarily through private placements of its securities. As of December 31, 1999, EyeCity has raised $1.0 million in a 1997-1998 offering of shares of its common stock and $2,624,000, net of expenses of $163,000 in private placements of shares of its common stock. The proceeds of the private placements are being or have been used to complete the acquisitions of Peepers.com, Binoculars.com, EyeGlassPlace.com, SunglassSite.com, OpticalSite.com, Abeam.com and certain assets of Impact Eyewear, to build the EyeCity SuperSite, for initial marketing and advertising of the SuperSite, as well as general corporate purposes.

      During 1998, EyeCity issued $362,500 of subordinated convertible promissory notes. The notes bear interest at a rate of 10% per annum, payable quarterly, commencing January 1, 1999. The notes are convertible into EyeCity's common stock at a price of $1.25 per share at the option of the holder at any time after October 1, 1999 (the "Conversion Date"). EyeCity has the right to call, redeem and prepay the notes if the market price of EyeCity's common stock equals or exceeds $2.50 per share for ten consecutive trading days at any time after the Conversion Date. The notes are repayable in twelve quarterly principal payments commencing on October 1, 2000. In March 1999, $25,000 of the notes was repaid prior to maturity. In October 1999, $12,500 of the notes were converted into 10,000 shares of common stock.

      A portion of the consideration paid by EyeCity in connection with its acquisition of Peeper's Sunglasses and Accessories, Inc. and SunSource Technology, Inc. was in the form of promissory notes in the amounts of $875,000 and $212,500, respectively. The $875,000 note accrues no interest, is secured by certain assets formerly owned by Peeper's Sunglasses and Accessories, Inc. and is immediately due and payable on the earlier of May 7, 2000 or the consummation by EyeCity of a public financing transaction which results in gross proceeds in excess of $10,000,000. The $212,500 note accrues no interest, is unsecured and is immediately due and payable on the earlier of June 30, 2000 or the consummation by EyeCity of a public financing transaction which results in gross proceeds in excess of $10,000,000. There can be no assurance that EyeCity will have available funds to satisfy these notes at maturity, in which event the holders could claim that EyeCity is in breach of its obligations. Such holders could commence proceedings against EyeCity, which could have a material adverse affect on EyeCity's operations.

      Subsequent to December 31, 1999, EyeCity sold 1,485,500 shares of its common stock to several investors at a price of $1.00 per share, resulting in net proceeds of $1,377,950. EyeCity will need to raise in the short term approximately $1,500,000 in additional funds to satisfy its current obligations, an additional amount of approximately $500,000 for it to continue its current operations through June 2000, and approximately $1,500,000 in supplementary funds to further fund its business plan. There is no assurance that such funds will be available, or if available, will be on terms satisfactory to EyeCity.

      For the year ended December 31, 1999, EyeCity used approximately $1,390,000 in connection with its operating activities, principally to fund its net loss before non-cash charges of approximately $2,230,000, as well as increases in operating assets such as inventories and prepaid expenses. The use of cash was offset in part by increases in accounts payable and accrued expenses, due primarily to the acquisitions of EyeGlassPlace.com, Inc., Peeper's Sunglasses and Accessories, Inc. and SunSource Technology, Inc. EyeCity used $597,000 in cash to fund operations in 1998.

      For the year ended December 31, 1999, net cash used in investing activities approximated $1,443,000. This is primarily attributable to cash paid for the acquisitions of Peepers ($809,000, net of cash acquired) and SunSource ($190,000, net of cash acquired), the rights, title and interest in and to certain assets of Impact Eyewear LLC ($146,000) and the purchases of property and equipment. EyeCity used $10,000 in cash for investing activities in 1998.

      For the year ended December 31, 1999, net cash provided by financing activities approximated $2,784,000, primarily from the sale of common stock.

      As of December 31, 1999, EyeCity had approximately $175,000 of cash and cash equivalents. As of December 31, 1999, EyeCity's principal commitments consisted of:

      o non-interest bearing promissory notes issued to sellers in connection with prior acquisitions by EyeCity in the aggregate amount of $1.1 million which mature at the earlier of dates ranging from May 7, 2000 to June 30, 2000 or consummation by EyeCity of a public financing transaction or transactions for gross proceeds in excess of $10,000,000;

      o $327,000 of 10% subordinated convertible promissory notes, due October 1, 2003;

      o $327,000 of deferred salary for officers. Included in this amount is deferred salaries owed to Mark Levin of $150,000, Mark Suroff of $150,000 and Daniel Thralow of $27,000;

      o $8,000 outstanding on a non-interest bearing note issued in connection with the acquisition of certain patent display technology payable in equal monthly installments commencing June 15, 1999;

      o obligations outstanding under operating leases. See "Description of Property" and note 12 to the Financial Statements Attached hereto; and.

      o obligations outstanding under capital leases. See note 12 to the Financial Statements attached hereto.

      As of December 31, 1999, EyeCity had a working capital deficiency of approximately $2,092,000. EyeCity will need to raise additional funds in order to satisfy EyeCity's current obligations and to fund its business plan, including more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If EyeCity raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current stockholders will be reduced, its stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of its common stock. There can be no assurance that additional financing will be available on terms favorable to EyeCity or at all. If adequate funds are not available or are not available on acceptable terms, EyeCity may not be able to meet its financial obligations or to continue to implement its business plan. This inability could have a material adverse effect on EyeCity's business, results of operations and financial condition.

Seasonality

      EyeCity believes that its results of operations are somewhat seasonal in nature, with the highest volume of purchases by consumers occurring in the second and fourth quarters.

EyeCity's limited operating history makes it difficult to fully assess the impact of seasonality or whether or not EyeCity's business is susceptible to cyclical fluctuations in the U.S. economy. In addition, EyeCity believes that its rapid growth may have overshadowed whatever seasonal or cyclical factors might have influenced its business to date. EyeCity intends to expense all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. As a result, quarter-to-quarter comparisons will be impacted by the timing of advertisements and related expenses within and between quarters. There can be no assurance that seasonal or cyclical variations in EyeCity's operations will not become more pronounced over time or that they will not materially adversely affect its results of operations in the future.

Other Matters

Year 2000 computer issue

      We initiated a firm-wide program to address the Year 2000 computer issue in order to prepare our computer systems and applications to accurately process dates after December 31, 1999. This program consisted of a series of steps to identify all critical and non-critical systems, determine Year 2000 compliance through inquiries and testing and to change non-compliant systems. In addition, we contacted all of our vendors regarding this issue, and received assurances from all of them that they did not anticipate any Year 2000 problems. Our program was substantially in place as of December 1, 1999, and, to our knowledge, has prevented any problems associated with the Year 2000 computer issue. Our entire program cost less than $50,000. As a result of those planning and implementation efforts, we did not experience any significant disruptions in our essential information technology and non-information technology systems. We believe that our systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our essential computer systems and applications and those of our suppliers and licensors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7. FINANCIAL STATEMENTS

      The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      The information called for by Part III (Items 9, 10, 11 and 12 of Form 10-KSB) is incorporated herein by reference to such information which will be contained in EyeCity's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to EyeCity's 2000 Annual Meeting of Stockholders.

Item 13. Exhibits and Reports on Form 8K

                  (a) Exhibits

Exhibit No.       Description

   1.1 Certification of Incorporation. Incorporated herein by reference to Exhibit 2(a) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   1.2 Amendment to Certificate of Incorporation. . Incorporated herein by reference to Exhibit 2(b) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   1.3            Bylaws, as amended. Incorporated herein by reference to
                  Exhibit 2(c) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   4.1(a) Form of Subscription Agreement used in connection with offering of 450,000 and 550,000 shares of common stock under Rule 504 of Securities Act of 1933. Incorporated herein by reference to Exhibit 3(a) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   4.1(b) Form of Subscription Agreement used in connection with offering of 10% Subordinated Convertible Promissory Notes. Incorporated herein by reference to Exhibit 3(b) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   4.1(c)         Form of 10% Subordinated Convertible Promissory Note.
                  Incorporated herein by reference to Exhibit 3(c) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   4.1(d)         Purchase and Investment Agreement with Nikos P. Mouyiaris.
                  Incorporated herein by reference to Exhibit 3(d) to EyeCity.com's on Form 10-SB/A, File No.0-27561.

   4.1(e) Form of Purchase and Investment Agreement with other investors in May 1999 $1,500,000 offering. Incorporated herein by reference to Exhibit 3(e) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   4.1(f) Form of Purchase and Investment Agreement with investors in June 1999 $690,000 offering. Incorporated herein by reference to Exhibit 3(f) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(a) Stock Purchase Agreement between Ergovision, Inc. and shareholders of Foggles, Inc. Incorporated herein by reference to Exhibit 6(a) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(b) Stock Purchase Agreement between Ergovision, Inc. and shareholders of Gilead Enterprises, Inc. Incorporated herein by reference to Exhibit 6(b) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(c) Stock Purchase Agreement by and between Ergovision, Inc. and EyeGlassPlace.com, Inc. Incorporated herein by reference to
                  Exhibit 6(c) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(d)        Severance and Consultancy Agreement with Robert B. Greenberg.
                  Incorporated herein by reference to Exhibit 6(d) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(e)        Amendments to Severance and consultancy Agreement with Robert
                  B. Greenberg. . Incorporated herein by reference to Exhibit 6(e) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(f) Agreement and Plan of Merger by and among Ergovision, Inc., Peeper's Sunglasses and Accessories, Inc., Peeper's, Inc. and Daniel D. Thralow. Incorporated herein by reference to Exhibit 6(f) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(g)        Purchase Agreement between EyeCity.com, Inc. and StarSystems.
                  Incorporated herein by reference to Exhibit 6(f) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(h) Agreement and Plan of Merger by and among EyeCity.com, Inc., SunglassSite, Inc., SunSource Technology, Inc. and G. Robert Wilson. Incorporated herein by reference to Exhibit 6(h) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(i) Asset Purchase and Assignment Agreement by and among EyeCity.com, Inc., Impact Eyewear, LLC and Thomas Seltzer. . Incorporated herein by reference to Exhibit 6(i) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(j) Agreement between EyeCity.com and IEM, Inc. Incorporated herein by reference to Exhibit 6(l) to Eyecity.com's Form 10-SB/A, File No.0-27561.

   10.1(k)+ Employment Agreement between Ergovision, Inc. and Mark H. Levin. . Incorporated herein by reference to Exhibit 6(m) to Eyecity.com's Form 10-SB/A, File No.0-27561.

   10.1(l)+ Amendment to Employment Agreement between Ergovision, Inc. and Mark H. Levin. . Incorporated herein by reference to Exhibit 6(n) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(m)+ Employment Agreement between Ergovision, Inc. and Mark R. Suroff. Incorporated herein by reference to Exhibit 6(o) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(n)+ Amendment to Employment Agreement between Ergovision, Inc. and Mark R. Suroff. Incorporated herein by reference to Exhibit 7(p) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(o)+ Employment Agreement between Ergovision, Inc. and Daniel D. Thralow. Incorporated herein by reference to Exhibit 6(q) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(p)        Finders Agreement between Ergovision, Inc. and James J.
                  Armenakis. Incorporated herein by reference to Exhibit 6(r) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(q)* Amendment to Finders Agreement between EyeCity.com, Inc. and James J. Armenakis dated December 29, 1999.

   10.1(r)        Consulting Agreement between Ergovision, Inc. and James J.
                  Armenakis. Incorporated herein by reference to Exhibit 6(s) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(s) Amendment to Consulting Agreement between Ergovision, Inc. and James J. Armenakis. Incorporated herein by reference to
                  Exhibit 6(t) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(t) 1997 Qualified Stock Option Plan. Incorporated herein by reference to Exhibit 6(w) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(u)        1998 Stock Option Plan. Incorporated herein by reference to
                  Exhibit 6(x) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(v)        1999 Stock Option Plan. Incorporated herein by reference to
                  Exhibit 6(y) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(w)        Lease between First Industrial, LP and EyeCity.com, Inc.
                  Incorporated herein by reference to Exhibit 6(z) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   10.1(x) Lease between Plaza Associates and Peeper's, Inc. Incorporated herein by reference to Exhibit 6(aa) to EyeCity.com's Form 10-SB/A, File No.0-27561.

   21*            List of Subsidiaries

   27*            Financial Data Schedule

     * Filed herewith. All other exhibits are incorporated by reference to the document following the description thereof.

     +            Management contract or compensatory plan.

    (b)           Reports on Form 8-K

                  None

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EYECITY.COM, INC.


March 28, 2000                       By:   /s/ Mark H. Levin
                                           -------------------------------------
                                           Mark H. Levin, President,
                                           Chief Executive Officer (principal
                                           executive officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 2000                       /s/ Mark H. Levin
                                     -------------------------------------------
                                     Mark H. Levin, President,
                                     Chief Executive Officer (principal
                                     executive officer) and Director


March 28, 2000                       /s/ Mark R. Suroff
                                     -------------------------------------------
                                     Mark R. Suroff, Director


March 28, 2000                       /s/ Daniel D. Thralow
                                     -------------------------------------------
                                     Daniel D. Thralow, Director


March 28, 2000                       /s/ Nikos P. Mouyiaris
                                     -------------------------------------------
                                     Nikos P. Mouyiaris, Director


March 28, 2000                       /s/ Barbara Novick
                                     -------------------------------------------
                                     Barbara Novick, Director

                       EyeCity.com, Inc. and Subsidiaries

                              Financial Statements

                                    Contents

Report of Independent Auditors...............................................F-1

Consolidated Balance Sheet as of December 31, 1999...........................F-2

Consolidated Statements of Operations for the Years
Ended December 31, 1999 and 1998.............................................F-4

Consolidated Statements of Stockholders'
Equity (Deficit) for the Years Ended December 31, 1999 and 1998..............F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1999 and 1998.............................................F-6

Notes to Consolidated Financial Statements...................................F-7

                         Report of Independent Auditors

The Stockholders
EyeCity.com, Inc.

We have audited the accompanying consolidated balance sheet of EyeCity.com, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EyeCity.com, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Melville, New York
March 13, 2000

                                                    /s/ Ernst & Young LLP

                       EyeCity.com, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 1999

ASSETS

Current assets:
  Cash and cash equivalents                                           $  175,155
  Accounts receivable, net of allowance
    of $9,150                                                             24,782
  Inventories                                                            488,240
  Prepaid expenses and other current assets                               91,651
                                                                      ----------
Total current assets                                                     779,828

Property and equipment, net of accumulated
  depreciation of $48,410                                                358,888

Intangibles, net of accumulated
  amortization of $1,032,739                                           4,060,065

Website development costs                                                 16,000

Security deposits                                                          8,259
                                                                      ----------
Total assets                                                          $5,223,040
                                                                      ==========

See accompanying notes.

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $ 1,337,226
  Accrued payroll and related taxes                                      72,569
  Deferred salaries to officers                                         326,538
  Current portion of capital lease obligations                           24,805
  Current portion of notes payable                                    1,083,733
  Current portion of subordinated convertible promissory notes           27,083
                                                                    -----------
Total current liabilities                                             2,871,954

Capital lease obligations, less current portion                          73,606
Subordinated convertible promissory notes, less current portion         297,917
                                                                    -----------

Total liabilities                                                     3,243,477
                                                                    -----------

Stockholders' equity:
  Preferred stock - $.001 par value:  authorized, 1,000,000
    shares: no shares issued and outstanding                                 --
  Common stock - $.001 par value:  20,000,000 shares authorized,
    8,992,932 shares issued and outstanding                               8,993
  Additional paid-in capital                                          8,094,967
  Accumulated deficit                                                (6,073,801)
  Unamortized compensation component of stock options                   (50,596)
                                                                    -----------
Total stockholders' equity                                            1,979,563
                                                                    -----------
Total liabilities and stockholders' equity                          $ 5,223,040
                                                                    ===========

See accompanying notes.

                       EyeCity.com, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                     Year Ended December 31,
                                                     -----------------------
                                                     1999               1998
                                                     ----               ----

Net revenues                                      $ 2,632,664       $    95,974
Cost of revenues                                    1,888,161            53,378
                                                  -----------       -----------
Gross profit                                          744,503            42,596
                                                  -----------       -----------

Operating expenses:
  Marketing and sales                                 334,204           303,298
  General and administrative                        3,052,858         1,125,260
  Depreciation and amortization                     1,055,798            24,754
  Technology and development                          251,351                --
                                                  -----------       -----------
  Total operating expenses                          4,694,211         1,453,312
                                                  -----------       -----------

Operating loss                                     (3,949,708)       (1,410,716)
                                                  -----------       -----------

Other income (expense):
  Interest and investment income                       14,308            10,865
  Interest expense                                   (195,432)          (10,473)
                                                  -----------       -----------
Net other income (expense)                           (181,124)              392
                                                  -----------       -----------
Net loss                                          $(4,130,832)      $(1,410,324)
                                                  ===========       ===========

Basic and diluted net loss
  per common share                                $      (.57)      $      (.33)
                                                  ===========       ===========
Shares used in the calculation of  basic
  and diluted net loss per common share             7,213,272         4,259,773
                                                  ===========       ===========

See accompanying notes.

                       EyeCity.com, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                     Years ended December 31, 1999 and 1998

                                                                                                Unamortized       Total
                                          Common Stock           Additional                    Compensation   Stockholders'
                                    ------------------------      Paid-In      Accumulated     Component of      Equity
                                      Shares        Amount        Capital         Deficit      Stock Options    (Deficit)
                                    ------------------------    -----------   -------------    -------------  -------------
Balance at January 1, 1998          3,550,000    $     3,550    $   533,950    $  (532,645)    $        --     $     4,855
Issuance of common stock for
  cash, net of expenses of
  $14,736                             450,000            450        434,814             --              --         435,264
Issuance of common stock for
  consulting services                 310,000            310        204,690             --              --         205,000
Issuance of common stock in
  connection with acquisitions        229,000            229        173,204             --              --         173,433
Issuance of stock options                  --             --        410,070             --        (410,070)             --
Amortization of compensation
  component of stock options               --             --             --             --         246,851         246,851
Net loss for the year ended
  December 31, 1998                        --             --             --     (1,410,324)             --      (1,410,324)
                                    ---------    -----------    -----------    -----------     -----------     -----------
Balance at December 31, 1998        4,539,000          4,539      1,756,728     (1,942,969)       (163,219)       (344,921)
Issuance of common stock for
  cash net of expenses of
  $163,000                          2,140,667          2,141      2,621,861             --              --       2,624,002
Issuance of common stock for
  services                            481,000            481        562,519             --              --         563,000
Issuance of common stock in
  connection with acquisitions      1,772,265          1,772      2,874,599             --              --       2,876,371
Issuance of common stock for
  conversion of debt                   10,000             10         12,490             --              --          12,500
Issuance of stock options                  --             --        216,820             --        (216,820)             --
Exercise of stock options              50,000             50         49,950             --              --          50,000
Amortization of compensation
  component of stock options               --             --             --             --         329,443         329,443
Net loss for the year ended
  December 31, 1999                        --             --             --     (4,130,832)             --      (4,130,832)
                                    ---------    -----------    -----------    -----------     -----------     -----------
Balance at December 31, 1999        8,992,932    $     8,993    $ 8,094,967    $(6,073,801)    $   (50,596)    $ 1,979,563
                                    =========    ===========    ===========    ===========     ===========     ===========

See accompanying notes.

                       EyeCity.com, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                            1999            1998
                                                                            ----            ----
Cash flows from operating activities
Net loss                                                                $(4,130,832)    $(1,410,324)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                           1,055,798          24,754
  Provision for doubtful accounts                                             8,100              --
  Amortization of discount                                                  157,083              --
  Amortization of compensation component of stock options                   329,443         246,851
  Issuance of stock for consulting services                                 350,000         205,000
Changes in operating assets and liabilities, excluding the
   effect of acquisitions:
Accounts receivable                                                          12,789         (32,710)
Inventories                                                                (303,112)        (60,547)
Prepaid expenses and other current assets                                   (14,832)          4,558
Accounts payable and accrued expenses                                     1,006,089         188,059
Accrued payroll and related taxes                                           (22,118)         71,860
Deferred salary to officers                                                 161,538         165,000
                                                                        -----------     -----------
Net cash used in operating activities                                    (1,390,054)       (597,499)
                                                                        -----------     -----------

Cash flows from investing activities
Purchase of intangibles                                                     (17,000)             --
Capitalized website development costs                                       (16,000)             --
Cash paid for acquisitions, net of cash acquired and related
   expenses                                                              (1,175,531)          3,443
Purchases of property and equipment                                        (226,588)        (13,596)
Security deposits                                                            (8,259)
                                                                        -----------     -----------
Net cash used in investing activities                                    (1,443,378)        (10,153)
                                                                        -----------     -----------

Cash flows from financing activities
Exercise of options                                                          50,000              --
Repayment of notes payable                                                  (20,000)        (50,000)
Repayment of convertible subordinated notes                                 (25,000)             --
Proceeds from issuance of stock, net of expenses in 1998                  2,787,002         435,264
Proceeds from issuance of convertible subordinated notes                         --         362,500
Repayment of capital lease obligations                                       (8,163)             --
                                                                        -----------     -----------
Net cash provided by financing activities                                 2,783,839         747,764
                                                                        -----------     -----------

Net (decrease) increase in cash and cash equivalents                        (49,593)        140,112
Cash and cash equivalents at beginning of year                              224,748          84,636
                                                                        -----------     -----------
Cash and cash equivalents at end of year                                $   175,155     $   224,748
                                                                        ===========     ===========
Supplemental disclosures
Cash paid for interest                                                  $    38,035     $        --
                                                                        ===========     ===========

See accompanying notes.

                       EyeCity.com, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. Description of Business and Basis of Presentation

EyeCity.com, Inc. and its subsidiaries (collectively "EyeCity") are engaged in one business segment: the online marketing, distribution and sale of a broad range of optical products and accessories, including brand name sunglasses, contact lenses, binoculars, prescription eyewear, telescopes, sports and lifestyle eyewear and hunting glasses.

EyeCity has incurred operating losses since its inception and its working capital is insufficient to cover continuing operating expenses. Accordingly, EyeCity requires additional funding from financing or other sources to cover operating expenses until sufficient revenues are generated to cover such expenses. EyeCity believes that its currently available funds, including the net proceeds of $1,377,950 raised in connection with a common stock offering subsequent to December 31, 1999 (see Note 13), will be sufficient to meet its anticipated working capital needs through at least April 2000. Thereafter, EyeCity will need to raise substantial additional funds to implement anticipated capital expenditures, debt repayment relating to the acquisition of its Peepers, Inc. and SunSource subsidiaries and operating expenses. There is no assurance that such funds will be available, or if available, will be on terms satisfactory to EyeCity.

The foregoing conditions raise substantial doubt as to EyeCity's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EyeCity.com, Inc. and its wholly-owned subsidiaries, Ergovision, Inc., Foggles, Inc., Gilead Enterprises, Inc., and Peeper's, Inc. (see Note 6). All material intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

EyeCity considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition

Net revenues are generated by online and retail operations and primarily consist of the selling price of merchandise, net of returns and credits, and shipping charges. Net revenues are recognized upon shipment of the order to the recipient. EyeCity provides an allowance for sales returns in the period of sale based upon historical experience.

                       EyeCity.com, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Cost of Revenues

Cost of revenues includes the cost of merchandise sold from inventory and the associated cost of inbound freight and outbound shipping.

Concentration of Credit Risk

EyeCity sells its products to a broad range of customers throughout the United States. A significant portion of customers pay for their products through the use of major credit cards. The timing of the cash realization and related fees are determined based upon agreements with such major credit card companies. Accordingly, credit losses related to the sale of merchandise are limited.

Inventories

Inventories are stated at the lower of cost (using the weighted-average cost method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, ranging from 5 to 7 years.

Intangibles

Intangibles consist of: (i) goodwill - the excess of the purchase price over the fair value of the net assets acquired, (ii) display technology, (iii) patents and trademarks, (iv) internet domain names and (v) licenses. Amortization expense relating to such intangibles is amortized on a straight-line basis over three years.

                       EyeCity.com, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

EyeCity follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This standard establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and the excess of cost over net assets acquired, related to those assets to be held and used in operations, whereby impairment losses are required to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets and certain identifiable intangibles that are expected to be disposed of.

When impairment indicators are present, EyeCity reviews the carrying value of its assets in determining the ultimate recoverability of their unamoritized values using future undiscounted cash flow analysis expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

EyeCity evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized costs will be allocated to the increased or reduced number of remaining periods in the revised useful life.

Website Development Costs

The Company accounts for website development costs in accordance with the AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Website development costs consist of external costs incurred to purchase and implement the website software and significant enhancements used in the Company's business. These costs are capitalized and amortized using the straight-line method over the estimated useful life of the asset of three years. Product development costs, preliminary project and past implementation product costs are expensed as incurred.

Advertising Costs

EyeCity's policy is to expense advertising costs as incurred. For the years ended December 31, 1999 and 1998, advertising expense was approximately $145,000 and $12,000, respectively.

                       EyeCity.com, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

Income taxes are provided using the liability method. Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

EyeCity accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

3. Property and Equipment

Property and equipment consist of the following:

                                                             December 31, 1999
                                                             -----------------

Office equipment                                                  $286,948
Furniture and fixtures                                              34,597
Leasehold Improvements                                              78,000
Molds                                                                7,753
                                                                  --------
                                                                   407,298
Less accumulated depreciation and
  amortization                                                      48,410
                                                                  --------
                                                                  $358,888
                                                                  ========

                       EyeCity.com, Inc. and Subsidiaries

4. Basic and Diluted Net Loss per Share

The following sets forth the computation of basic and diluted net loss per share:

                                                     Year ended December 31,
                                                 ------------------------------
                                                     1999               1998
                                                 -----------        -----------
Numerator:
  Net loss                                       $(4,130,832)       $(1,410,324)
                                                 ===========        ===========

Denominator for basic and diluted
  net loss per share--weighted
  average shares                                   7,213,272          4,259,773
                                                 ===========        ===========
Basic and diluted net loss per
share                                            $      (.57)       $      (.33)
                                                 ===========        ===========

The calculation of diluted net loss per share excludes the effect of employee stock options (see Note 9), as the effect of such exercises would be antidilutive.

5. Subordinated Convertible Promissory Notes

During 1998, EyeCity issued $362,500 of subordinated convertible promissory notes. The notes bear interest at 10% per annum and interest is payable quarterly commencing January 1, 1999. The notes may be converted into shares of EyeCity common stock at the option of the holder at a conversion price of $1.25 per share any time after October 1, 1999 (the "Conversion Date"). EyeCity has the right to call, redeem or prepay the notes if the market price of EyeCity common stock equals at least $2.50 per share for ten consecutive trading days at any time after the Conversion Date. The notes are payable in 12 quarterly principal payments commencing on October 1, 2000. EyeCity repaid $25,000 of such notes in March 1999 and, on October 1, 1999, $12,500 of such notes were converted into 10,000 shares of EyeCity common stock.

Principal payments for years ending on December 31 are as follows:

                      2000                  $ 27,083
                      2001                   108,333
                      2002                   108,334
                      2003                    81,250
                                            --------
                                            $325,000
                                            ========

                       EyeCity.com, Inc. and Subsidiaries

6. Acquisitions

EyeCity has closed on the acquisitions described below, each of which has been accounted for as a purchase. Accordingly, the consolidated financial statements include the operating results of each business from the respective date of acquisition.

On April 24, 1998, EyeCity entered into a one-year agreement whereby it licensed the use of certain patented display technology for an initial cash payment of $10,000 and monthly payments of $350. On April 30, 1999, EyeCity acquired such technology for a cash payment of $10,000, the issuance of 10,000 shares of common stock and 15 monthly payments of $1,000 beginning on June 15, 1999. In connection with the acquisition of this technology, EyeCity recorded an intangible asset of $35,000. Had this acquisition been consummated on January 1, 1999, the unaudited pro forma consolidated net revenues and results of operations would not have been considered material for the year ended December 31, 1999.

On August 5, 1998, EyeCity acquired the common stock of Foggles, Inc. ("Foggles") in exchange for 214,000 shares of EyeCity's common stock. Foggles is a distributor of specialty eyeglasses that are used in the aviation and sporting industry. The fair value of EyeCity's common stock issued to Foggles shareholders was approximately $165,000. The purchase has been allocated to the assets acquired and the liabilities assumed based on the fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired of approximately $156,000 has been recorded as goodwill.

On September 17, 1998, EyeCity acquired all the common stock of Gilead Enterprises, Inc. ("Gilead") in exchange for 15,000 shares of EyeCity's common stock and options to purchase 2,500 shares of common stock at an exercise price of $3.00 per share. (The exercise price of the options was in excess of the fair value of the common stock on the date of grant). Gilead's assets primarily consist of a patent and trademark relating to night driving glasses. The fair value of EyeCity's common stock and options issued to Gilead shareholders was approximately $8,000. Accordingly, the entire purchase price of approximately $8,000 has been recorded as intangibles. Had this acquisition been consummated on January 1, 1998, the unaudited pro forma consolidated net revenues and results of operations would not have been considered material for the year ended December 31, 1998.

On March 12, 1999, EyeCity acquired all of the outstanding shares of EyeGlassPlace.com, Inc., an Internet retailer of optical products and accessories, for 100,000 shares of EyeCity common stock. The fair value of EyeCity's common stock issued in connection with this acquisition was approximately $94,000. As the acquired entity had minimal operating assets and liabilities, the entire purchase price has been recorded as goodwill. On August 5, 1999, EyeGlassPlace.com,

                       EyeCity.com, Inc. and Subsidiaries

6. Acquisitions (continued)

Inc. was merged into Peeper's, Inc. Had this acquisition been consummated on January 1, 1998 or on January 1, 1999, the unaudited pro forma consolidated net revenues and results of operations would not have been considered material for the years ended December 31, 1998 or 1999.

On May 7, 1999, Peeper's Sunglasses and Accessories, Inc. ("Peeper's") merged into Peeper's, Inc., a wholly-owned subsidiary of EyeCity, for merger consideration consisting of a cash payment of $875,000, issuance of a non-interest bearing secured promissory note of $875,000 (see Note 7) and the issuance of 1,210,159 shares of common stock. Peeper's is an Internet retailer of eyewear, optical products and accessories. The total consideration paid in connection with this merger was approximately $3,279,000 including acquisition costs of $35,000. The merger consideration has been allocated to the assets acquired and the liabilities assumed based on the fair values at the date of merger. The excess of the merger consideration over the estimated fair values of the net assets acquired of $3,151,000 has been recorded as goodwill.

In May 1999, EyeCity acquired the rights to an Internet domain name in exchange for the issuance of 2,105 shares of common stock and a cash payment of $30,000. The total consideration paid in connection with this acquisition was approximately $33,000 and has been recorded as intangibles.

On June 30, 1999, SunSource Technology, Inc. ("SunSource") merged into SunglassSite, Inc., a wholly-owned subsidiary of EyeCity. Pursuant to the agreement, all issued and outstanding shares of SunSource common stock were converted in exchange for the following merger consideration: cash of $212,500, a promissory note in the amount of $212,500 (see Note 7) and the issuance of 283,334 shares of common stock; for total consideration of $979,000, including acquisition costs of $26,000. The merger consideration has been allocated to the assets acquired and the liabilities assumed based on the fair values at the date of merger and, accordingly, EyeCity recorded $970,000 of goodwill. On August 5, 1999, SunglassSite, Inc. was merged into Peeper's Inc.

On September 28, 1999, EyeCity entered into an agreement with Impact EyeWear, LLC whereby it acquired the rights, title and interest in and to certain assets, including a merchandise license agreement with Yahoo!, Inc. for $120,000 in cash and the issuance of 166,667 shares of EyeCity common stock. The total consideration paid in connection with this acquisition was approximately $646,000, including acquisition costs of $26,000 and has been recorded as intangibles. Simultaneously, the Company entered into a distributor agreement with Sun Optics d/b/a Insight Eyeworks, Inc. ("Insight") under which Insight will manufacture, market and distribute the Yahoo! eyewear and eyewear accessories.

                       EyeCity.com, Inc. and Subsidiaries

6. Acquisitions (continued)

The following table summarizes the intangibles recorded relating to the above-described acquisitions:

                                                               December 31,
                                                                    1999
                                                               ------------

      Foggles, Inc.                                             $  156,000
      Gilead Enterprises, Inc.                                       8,000
      EyeGlassPlace.com, Inc.                                       94,000
      Peeper's Sunglasses and Accessories, Inc.                  3,151,000
      SunSource Technology, Inc.                                   970,000
      Impact EyeWear license agreement et al                       646,000
      Other acquisitions                                            68,000
                                                                ----------
                                                                 5,093,000
      Less accumulated amortization                              1,033,000
                                                                ----------

                                                                $4,060,000
                                                                ==========

The following table reflects unaudited pro forma results of operations of EyeCity on the basis that the Foggles, Peeper's and SunSource acquisition and mergers had taken place as of January 1, 1998:

                                                      Year ended December 31,
                                                   ----------------------------
                                                      1999              1998
                                                   -----------      -----------

Net revenues                                       $ 3,661,597      $ 1,834,185
                                                   ===========      ===========
Net loss                                           $(4,667,097)     $(2,949,130)
                                                   ===========      ===========
Basic and diluted net loss per share               $      (.60)     $      (.50)
                                                   ===========      ===========
Shares used in calculation of basic
  and diluted net loss per share                     7,768,089        5,880,493
                                                   ===========      ===========

In management's opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the acquisition and mergers been consummated on

                       EyeCity.com, Inc. and Subsidiaries

6. Acquisitions (continued)

January 1, 1999 or January 1, 1998 or of the future operations of the combined companies under the management of EyeCity.

7. Debt

EyeCity's debt obligations at December 31, 1999 are as follows:

   Notes payable to vendors (1)                                       $   78,650
   Seller financed acquisition and merger obligations (2)              1,005,083
                                                                      ----------
   Total                                                              $1,083,733
                                                                      ==========

(1) In 1999, EyeCity issued a note payable to a vendor in return for advertising services. The note is payable as follows: $1,330 on October 1, 1999 and the remaining $40,000 in equal monthly installments of $10,000 commencing November 1, 1999. The outstanding balance at December 31, 1999 is $20,000.

      In December 1999, EyeCity financed an insurance premium due on an insurance policy at a rate of 12% per annum. Such debt is payable in nine monthly principal and interest payments of $6,845 commencing in January 2000. The balance outstanding at December 31, 1999 is $58,650.

(2) In connection with the acquisition of certain patented display technology on April 30, 1999 (see Note 6), EyeCity issued a $15,000 non-interest bearing note. The note is payable in 15 equal monthly installments commencing June 15, 1999. The balance outstanding at December 31, 1999 is $8,000.

      In connection with the merger of Peeper's in May 1999 (see Note 6), EyeCity issued a secured promissory note in the amount of $875,000. The note is non-interest bearing and is due upon the earlier of the anniversary date or the consummation of a public offering resulting in gross proceeds in excess of $10,000,000. The carrying value of the note is recorded net of the unamortized discount of $200,000 which is being amortized over the term of the note. For the year ended December 31, 1999, $133,333 of amortization expense has been recorded.

      In connection with the merger of SunSource in June 1999 (see Note 6), EyeCity issued a secured promissory note in the amount of $212,500. The note is non-interest bearing and is

                       EyeCity.com, Inc. and Subsidiaries

7. Debt (continued)

      due upon the earlier of the anniversary date or the consummation of a public offering resulting in gross proceeds in excess of $10,000,000. The carrying value of the note is recorded net of the unamortized discount of $47,500 which is being amortized over the term of the note. For the year ended December 31, 1999, $23,750 of amortization expense has been recorded.

8. Stockholders' Equity

EyeCity is authorized to issue 21,000,000 shares of stock, of which 20,000,000 is designated as common stock, par value $.001 per share, and 1,000,000 is designated as preferred stock, par value $.001 per share. As of December 31, 1999, EyeCity has not issued any shares of preferred stock.

In April 1998, EyeCity completed a private placement of 450,000 shares of its common stock to several investors at a price of $1.00 per share, resulting in net proceeds of approximately $435,000.

During 1998, EyeCity entered into several agreements with one consultant, whereby EyeCity exchanged 300,000 shares of common stock, in addition to 12 monthly cash payments of $3,000, in return for consulting services. EyeCity estimated the total value of the stock consideration paid to be $195,000. The agreement commenced on February 1, 1998 and terminated on January 31, 1999. In addition, 10,000 shares of common stock were issued to another consultant and the consideration paid was valued at approximately $10,000.

On March 12, 1999, EyeCity sold 250,000 shares of its common stock, at a price of $1.00 per share, for proceeds of $250,000.

In May 1999, EyeCity sold 1,500,000 shares of its common stock to several investors at a price of $1.00 per share for proceeds of $1,500,000. In connection with this transaction, EyeCity granted 300,000 options to an investment advisor to purchase common stock at an exercise price of $1.00 per share.

In June 1999, EyeCity sold 50,000 shares to one investor at a price of $1.50 per share, for proceeds of $75,000. In connection with this transaction, EyeCity granted 15,000 options to an investment advisor to purchase common stock at an exercise price of $1.50 per share.

In June 1999, EyeCity sold 230,000 shares of its common stock to several investors. These shares were sold at a price of $3.00 per share, for proceeds of approximately $690,000. In connection with this transaction, EyeCity granted 98,000 options to an investment advisor to purchase common stock at an exercise price of $3.00 per share.

                       EyeCity.com, Inc. and Subsidiaries

8. Stockholders' Equity (continued)

In July, August and October 1999, EyeCity privately sold 80,667 shares of its common stock to eight individual investors. These shares were sold for $3.00 per share, for a total offering price of $242,000.

In December 1999, EyeCity privately sold 30,000 shares of its common stock to two individual investors. These shares were sold for $1.00 per share, for a total offering price of $30,000.

During 1999, EyeCity issued 481,000 shares of its common stock with a value of $563,000 in exchange for legal, consulting and leasehold improvements at its Minnesota office space. The Company granted options to purchase 423,000 shares of its common stock at exercise prices ranging from $1.00 to $3.00 per share in exchange for services in connection with certain equity financings.

The Company granted stock options to purchase 375,000 shares of its common stock at exercise prices ranging from $1.00 to $4.38 per share in exchange for consulting services. The Company is recording an expense related to these stock options at their fair value on the dates of vesting in accordance with the provisions of Emerging Issues Task Force Number 96-18 in the amounts of $329,443 and $246,851 for the years ended December 31, 1999 and 1998, respectively.

9. Stock Options

EyeCity has three stock option plans (the "Plans")--The 1997 Stock Option Plan (the "1997 Plan") provides for the granting of either incentive stock options or nonstatutory stock options, and the 1998 and 1999 Stock Option Plans provide for the granting of nonstatutory stock options. The 1997 Plan provides for the granting of up to 500,000 options and the 1998 and 1999 Plans each provide for the granting of 1,500,000 options to key employees of EyeCity (including directors and officers) and consultants (including members of EyeCity's advisory board) for the purchase of EyeCity common stock. Stock options granted under the Plans may vest immediately and have a term not greater than ten years from the date of grant or five years for a holder of more than 10% of EyeCity common stock. Incentive stock options may be granted at an exercise price not less than the fair market value of the underlying shares at the date of grant or for the 1997 Plan, less than 110% of the fair market value for a holder of more than 10% of EyeCity common stock at the date of grant. The per share price of nonstatutory stock options granted to Non-Insiders (as defined) shall be determined by the Board of Directors. All options under the above plans have been granted at exercise prices equal to or greater than the fair market value of the underlying common shares at the date of grant.

                       EyeCity.com, Inc. and Subsidiaries

9. Stock Options (continued)

The following table summarizes activity in stock options:

                                           Year ended                       Year ended
                                      December 31, 1999                 December 31, 1998
                                 -------------------------------   --------------------------------
                                                     Weighted                          Weighted
                                 Shares under        Average       Shares under         Average
                                   Options        Exercise Price      Options        Exercise Price
                                 ------------     --------------   ------------      --------------
Balance, beginning of year          752,000            $1.06                --            $  --
Granted                           1,876,250            $2.34         1,677,000            $1.03
Forfeitures/expirations              (1,250)           $6.54           925,000            $1.00
Exercised                           (50,000)           $1.00                --               --
                                  ---------                          ---------
Balance, end of year              2,577,000            $1.99           752,000            $1.06
                                  =========                          =========

Weighted-average fair value
   of options issued during
   the period                                          $ .79                              $ .67

                       EyeCity.com, Inc. and Subsidiaries

9. Stock Options (continued)

The following tables summarize information about the stock options outstanding at December 31, 1999:

                                        Weighted-Average
                                          Remaining
                                         Contractual
           Exercise         Options          Life          Options
             Price       Outstanding                     Exercisable
           ------------------------------------------------------------

             $1.00         1,276,500         6.4 years      894,000
             $1.10           400,000         3.6 years      300,000
             $1.50            56,000         6.9 years       56,000
             $1.72             6,750         9.8 years           --
             $1.75            60,000         2.2 years       60,000
             $3.00           107,500         2.7 years      107,500
             $3.30            36,000         9.9 years        3,000
             $3.75           270,000         9.8 years       45,000
             $4.38             5,000         9.3 years        1,250
             $4.50           325,000         9.6 years       60,000
             $7.75            34,250         9.4 years        8,750
                           ---------                      ---------
                           2,577,000                      1,535,500
                           =========                      =========

EyeCity has reserved 3,710,000 shares of common stock for issuance of all options and the conversion of subordinated convertible promissory notes at December 31, 1999.

Fair Value Disclosures

Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if EyeCity has accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated using the Black-Scholes method with the following assumptions: no dividend yield, weighted-average expected life of the option of five years, volatility factor of the expected market price of the common stock of .46, and risk-free interest rates of 6% for the year ended December 31, 1999 and 5% for the year ended December 31, 1998.

                       EyeCity.com, Inc. and Subsidiaries

9. Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. EyeCity's pro forma financial information is as follows:

                                        Year ended December 31,
                                    ------------------------------
                                         1999             1998
                                    -------------    -------------
             Net loss
             As reported            $  (4,130,832)   $  (1,410,324)
                                    =============    =============
             Pro forma              $  (4,740,834)   $  (1,501,014)
                                    =============    =============

             Net loss per share
             As reported            $        (.57)   $        (.33)
                                    =============    =============
             Pro forma              $        (.66)   $        (.35)
                                    =============    =============

10. Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to be recovered or settled. Significant components of EyeCity's deferred tax assets are as follows:

                                                        December
                                                        31, 1999
                                                      -----------

             Net operating loss carryforward          $ 1,975,000
             Other                                        393,000
                                                      -----------
             Total deferred tax assets                  2,368,000
             Valuation allowance for deferred tax
               assets                                  (2,362,000)
                                                      -----------
             Net deferred tax assets                        6,000
             Deferred tax liability                        (6,000)
                                                      -----------
             Net deferred tax assets/liabilities      $        --
                                                      ===========

As a result of losses from operations, at December 31, 1999, EyeCity has available a net operating loss carryforward ("NOL") of approximately $4,939,000 for Federal income tax purposes that expire in 2017 to 2019. At December 31, 1999 and 1998, EyeCity had a valuation allowance for deferred tax assets of approximately $2,362,000 and $593,000, respectively.

                       EyeCity.com, Inc. and Subsidiaries

10. Income Taxes (continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the NOL's can be utilized and the temporary differences become deductible. Since EyeCity has incurred losses since inception, EyeCity has established a full valuation allowance for net deferred tax assets at December 31, 1999 and 1998.

11. Related Party Transactions

EyeCity subleased office space on a month-to-month basis from a related entity. A major stockholder of EyeCity also is a major stockholder of this entity. Rent expense paid to the related entity for the years ended December 31, 1999 and 1998 was approximately $11,000 and $16,000, respectively. During August 1999, EyeCity relocated its operations and no longer subleases office space from such related entity.

During 1999, EyeCity paid an aggregate of $90,000 to an entity, beneficially owned by a family member of EyeCity's Chief Operating Officer for consulting services rendered during 1998 and 1999. As of December 31, 1999, EyeCity owed such entity $10,000.

12. Commitments

Employment Contracts

On July 1, 1998 and December 31, 1998, EyeCity amended and extended its existing employment contracts with its president and executive vice president, respectively, through June 30, 2004. The contracts provide for each executive to receive a minimum annual salary of $100,000 for the year ended December 31, 1999 and for each year thereafter. Officer salaries for 1999 and1998 in the amount of $327,000 have been accrued at December 31, 1999.

Additionally, during May, July and September 1999, EyeCity entered into three-year employment agreements with three executives with base salaries ranging from $100,000 - $130,000 per annum, increasing to $100,000 - $180,000 in the final year.

EyeCity entered into a severance and consulting agreement with a former officer effective December 31, 1998 and amended July 1, 1999 and September 15, 1999. The former officer received $75,000 as full settlement of his employment agreement; cash of $40,000 payable in equal monthly installments of $5,000 commencing October 1, 1999, and a $35,000 credit against the exercise of 35,000 options. In addition, in consideration for consulting services provided, EyeCity paid $45,000 in cash and $15,000 was credited against the exercise of 15,000 options. The former officer had retained options to purchase 50,000 shares of common stock at an exercise price of $1.00 per share that expires on March 31, 2000 (10,000 of which have been exercised pursuant to the amended agreement on July 1, 1999 and 40,000 of which have been exercised pursuant to the amended agreement on September 30, 1999) and options to purchase 925,000 shares of common stock were canceled.

                       EyeCity.com, Inc. and Subsidiaries

12. Commitments (continued)

In connection with the extension of the expiration date of the vested options to the former officer, EyeCity recorded a compensation charge of $75,000 resulting from the new measurement date.

Operating Leases

The Company has entered into various operating leases which expire at various times through 2004. The minimum annual rental payments under the provisions of these leases for years ending December 31 are as follows:

              2000                                               147,000
              2001                                               160,000
              2002                                               164,000
              2003                                               163,000
              2004                                                89,000
                                                               ---------
                                                               $ 723,000
                                                               =========

Rent expense, including amounts paid to a related entity (see Note 11), was approximately $63,000 and $17,000 for the years ended December 31, 1999 and 1998, respectively.

Capital Leases

Future minimum lease payments under capital leases for equipment with a net book value of approximately $93,000, included in property and equipment for the years ending December 31 are as follows:

                                                               $  40,000
              2000                                                36,000
              2001                                                29,000
              2002                                                16,000
              2003                                                 4,000
                                                               ---------
              Total minimum lease payments                       125,000
              Less:  Amount representing interest                 27,000
                                                               ---------
              Present value of minimum lease payments          $  98,000
                                                               =========

                       EyeCity.com, Inc. and Subsidiaries

13. Legal Proceedings

EyeCity is not aware of any material adverse claims regarding any of its trademarks or domain names with the exception of its "Peeper's" mark and peepers.com domain name. Rights in this mark and domain name have been challenged in an action now pending entitled American Eyewear, Inc. v. Peeper's Sunglasses and Accessories, Inc. and EyeCity.com, Inc. which was commenced in July 1999 in the United States District Court for the Northern District of Texas. Peepers, Inc. and EyeCity have moved to dismiss the action. The motion is now pending. EyeCity has substantial defenses and may counter-claim to limit American Eyewear's claimed rights in the trademark Peeper's. The parties are also discussing settlement. It is premature to assess the likely outcome of the proceeding.

A wholly owned subsidiary of EyeCity, Peeper's was named as a defendant in an action entitled Oakley, Inc. v. Peeper's Sunglasses & Accessories Inc. and Son Dad Boards Ltd. d/b/a Freestyle of Duluth and Larry Leege, which was commenced in October 1999 in the Superior Court of California, Orange County. This action, which is principally a contract claim against the third parties, Son Dad Boards Ltd. and Larry Leege, also alleges that Peeper's, Inc. interfered with the plaintiff's contractual relationship with these third parties when it purchased sunglasses from them and then re-sold the merchandise. Peeper's, Inc. believes the claim against it has no merit and has moved to dismiss the action against it. However, it is premature to assess the likely outcome of the proceeding.

The Company has other asserted claims arising in the normal course of business. The Company believes the asserted claims are without merit and the Company will vigorously defend any litigation that is brought.

14. Subsequent Events

Subsequent to December 31, 1999, the Company sold 1,485,500 shares of its common stock to several investors at a price of $1.00 per share, resulting in net proceeds of $1,377,950.

During January and February 2000, the Company issued 107,000 shares of its common stock in consideration for legal and consulting services valued at approximately $107,000.

In connection with the settlement of a dispute with a web design services firm, the Company paid an aggregate of $25,000 during February and March 2000 and issued 18,750 shares of its common stock.