Form 10QSB
period 2000-03-31
EYECITY COM INC
filed 2000-05-15
CIK 1096337

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from          to

                         Commission File Number 0-27561

                                EYECITY.COM, INC.
        (Exact name of Small Business Issuer as specified in its charter)

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

            Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of May 9, 2000, there were outstanding 10,910,681 shares of the issuer's common stock, $.001 par value per share.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1. Financial Statements:

        Consolidated Balance Sheet ..........................................  2

        Consolidated Statements of Operations ...............................  3

        Consolidated Statements of Cash Flows ...............................  4

        Notes to Consolidated Financial Statements ..........................  5

Item 2. Management's Discussion and Analysis
          or Plan Of Operation ..............................................  6

Part II - OTHER INFORMATION

Item 1. Legal proceedings ..................................................  12

Item 2  Sales of Unregistered Securities....................................  12

SIGNATURES .................................................................  13

                       EYECITY.COM, INC. AND SUBISDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2000

ASSETS

Current assets:
   Cash and cash equivalents                                        $   236,316
   Accounts receivable, net of allowance of $9,150                       25,650
   Inventories                                                          428,521
   Prepaid expenses and other current assets                            194,032
                                                                    -----------
Total current assets                                                    884,519

Property and equipment, net of accumulated
   depreciation of $69,626                                              353,517

Intangibles, net of accumulated
   amortization of $1,457,139                                         3,635,665

Website development costs                                               124,750

Security deposits                                                        12,523
                                                                    -----------
Total assets                                                        $ 5,010,974
                                                                    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                            $   736,309
   Accrued payroll and related taxes                                     59,576
   Deferred salaries to officers                                        263,804
   Current portion of capital lease obligations                          25,367
   Current portion of notes payable                                   1,123,637
   Current portion of subordinated convertible promissory notes          33,333
                                                                    -----------
Total current liabilities                                             2,242,026

Capital lease obligations, less current portion                          65,397
Subordinated convertible promissory notes, less current portion         166,667
                                                                    -----------

Total liabilities                                                     2,474,090
                                                                    -----------

Stockholders' equity:
   Preferred stock - $.001 par value:  authorized, 1,000,000
     shares: no shares issued and outstanding                                --
   Common stock - $.001 par value:  20,000,000 shares authorized,
     10,829,181 shares issued and outstanding                            10,829
   Additional paid-in capital                                         9,863,731
   Accumulated deficit                                               (7,307,279)
   Unamortized compensation component of stock options                  (30,397)
                                                                    -----------
Total stockholders' equity                                            2,536,884
                                                                    -----------
Total liabilities and stockholders' equity                          $ 5,010,974
                                                                    ===========

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                                    ---------
                                               2000            1999
                                            ----------       --------

Net revenues                              $    615,431    $    71,138
Cost of revenues                               422,207         24,128
                                            ----------       --------
Gross profit                                   193,224         47,010
                                            ----------       --------

Operating expenses:
  Marketing and sales                           85,624         50,633
  General and administrative                   743,856        374,454
  Depreciation and amortization                445,616         16,065
  Technology and development                    82,349             --
                                            ----------       --------
Total operating expenses                     1,357,445        441,152
                                            ----------       --------

Operating loss                              (1,164,221)      (394,142)
                                            ----------       --------

Other income (expense):
  Interest and investment income                 2,515             --
  Interest expense                             (71,772)        (9,442)
                                            ----------       --------
Net other expense                              (69,257)        (9,442)
                                            ----------       --------
Net loss                                  $ (1,233,478)   $  (403,584)
                                          ============    ===========

Basic and diluted net loss
  per common share                        $       (.12)   $      (.09)
                                          ============    ===========
Shares used in the calculation of basic
  and diluted net loss per common share     10,060,349      4,606,444
                                          ============    ===========

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                     ---------
                                                                 2000          1999
                                                             -----------    ---------
Cash flows from operating activities
Net loss                                                     $(1,233,478)   $(403,584)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                 445,616       16,065
   Provision for doubtful accounts                                    --         (250)
   Amortization of discount                                       61,876           --
   Amortization of compensation component of stock options        37,099      101,859
   Issuance of stock for consulting services                      30,000       20,000
Changes in operating assets and liabilities:
  Accounts receivable                                               (868)      (1,527)
  Inventories                                                     59,719       17,125
  Prepaid expenses and other current assets                     (102,381)      (9,097)
  Accounts payable and accrued expenses                         (505,167)     (10,286)
  Accrued payroll and related taxes                              (12,993)       2,545
  Deferred salary to officers                                    (62,734)      50,000
                                                             -----------    ---------
Net cash used in operating activities                         (1,283,311)    (217,150)
                                                             -----------    ---------

Cash flows from investing activities
Capitalized website development costs                           (108,750)          --
Purchases of property and equipment                              (15,845)     (18,295)
Security deposits                                                 (4,264)          --
                                                             -----------    ---------
Net cash used in investing activities                           (128,859)     (18,295)
                                                             -----------    ---------

Cash flows from financing activities
Repayment of convertible subordinated notes                           --      (25,000)
Repayment of notes payable                                        (3,000)          --
Repayment of financed insurance                                  (18,972)          --
Proceeds from issuance of common stock, net of expenses        1,502,950      250,000
Repayment of capital lease obligations                            (7,647)          --
                                                             -----------    ---------
Net cash provided by financing activities                      1,473,331      225,000
                                                             -----------    ---------

Net increase in cash and cash equivalents                         61,161      (10,445)
Cash and cash equivalents at beginning of year                   175,155      224,748
                                                             -----------    ---------
Cash and cash equivalents at end of period                   $   236,316      214,303
                                                             -----------    ---------

Supplemental disclosures
Cash paid for interest                                       $    12,148    $   9,442
                                                             ===========    =========

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        THREE MONTHS ENDED MARCH 31, 2000

1. Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods ended March 31, 2000 and 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Stockholders' Equity

During the three months ended March 31, 2000, EyeCity sold 1,610,500 shares of its common stock to several investors at a price of $1.00 per share resulting in proceeds of $1,610,500.

During the three months ended March 31, 2000, EyeCity issued 125,750 shares of its common stock with a value of $125,750 in exchange for legal and consulting services.

During the three months ended March 31, 2000, holders converted $125,000 of subordinated convertible promissory notes into 100,000 shares of EyeCity common stock.

3. Subsequent Events

Subsequent to March 31, 2000, EyeCity extended the maturity date of a promissory note issued by EyeCity in connection with the acquisition of Peeper's Sunglasses and Accessories, Inc. ("Peeper's") to June 8, 2000. As consideration for the extension, EyeCity paid $25,000 in principal and $3,438 in interest on May 9, 2000 and agreed to pay equal amounts of principal and interest on May 24, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

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

The following is intended to update the information contained in EyeCity's Annual Report on Form 10-KSB for the year ended December 31, 1999 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis or Plan of Operation" contained in such Form 10-KSB.

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

      EyeCity's B2B2C e-commerce model is intended to help such eye care providers retain customer relationships and increase sales. Unlike traditional affiliate programs that refer customers to other web sites to shop, EyeCity's B2B2C program is intended to enable eye care providers to drive traffic to their own stores, thereby building loyalty and repeat sales. With EyeCity's e-commerce service, such eye care providers will be able to customize their online store to the unique interests of their audience. Products offered for sale would be available through EyeCity's extensive database, with transaction processing that creates a single unified shopping experience that is seamless to the customer.

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

      EyeCity has incurred substantial losses and has had significant negative cash flow since its inception. The independent auditor's report included in EyeCity's Form 10-KSB for the year ended December 31, 1999 included an explanatory paragraph regarding substantial doubt about EyeCity's ability to continue as a going concern without additional financing due to recurring losses from operations and a working capital deficiency. Although EyeCity has obtained financing in the past, EyeCity will require additional funding to cover current operations, repay indebtedness and enable it to fund its business plan. EyeCity is currently seeking additional financing, but there is no assurance that such financing will be sufficient or available, or if available, will be available on acceptable terms.

      Although EyeCity was formed in May 1996, it only initiated its current business plan for online retail distribution of optical products in the first quarter of 1999. Further, EyeCity only closed on the acquisitions forming the core components of this current business during the second quarter of 1999. EyeCity's SuperSite, www.eyecity.com was launched in April 2000. As a result, there is only limited current relevant financial and operating information available to evaluate an investment in EyeCity's common stock. In addition, EyeCity's limited operating history and recent growth in net sales since implementing its acquisition strategy make it difficult to forecast future operating results and reduce the relevance of historical annual and quarter-to-quarter comparisons.

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

      EyeCity's gross profits on sunglasses are significantly higher than its gross profit on its other products. As EyeCity implements its business plan to increase the scope of its product offerings, to the extent sales of such other products become a greater portion of total sales, EyeCity's gross profits could be adversely affected.

Results of Operations

      Net revenues for the three months ended March 31, 2000 were approximately $615,000 as compared to net revenues in the same 1999 period of approximately $71,000. The increase in revenues of approximately $544,000 is principally attributable to the acquisitions of Peeper's in May 1999, and SunSource Technology, Inc. ("SunSource") in June 1999. Peeper's and SunSource are online optical product retailers whose aggregate revenues in the quarter ended March 31, 2000 were approximately $565,000.

      Cost of revenues for the three months ended March 31, 2000 were approximately $422,000 as compared to approximately $24,000 in the same 1999 period. The increase of approximately $398,000 is due primarily to costs associated with increased sales volume and costs associated with product sales by Peeper's.

      Gross profit amounted to approximately $193,000 in the three months ended March 31, 2000 (31.4% of net revenues) as compared to approximately $47,000 in the same 1999 period (66.2% of net revenues). The dollar increase was primarily due to increased sales levels. The percentage decrease was attributable to the higher margins on the ergonomic computer eyewear products (constituting substantially all of sales for the quarter ended March 31, 1999) as compared to the lower margin on the sunglasses and other eyewear products (constituting substantially all sales for the quarter ended March 31, 2000).

      General and administrative expenses were approximately $744,000 in the three months ended March 31, 2000 as compared to approximately $374,000 in the same 1999 period. The overall increase is principally attributable to increases in salaries and related expenses of $273,000. These salary increases are primarily due to an increase in headcount.

      Depreciation and amortization expenses were approximately $446,000 in the three months ended March 31, 2000 as compared to approximately $16,000 in the same 1999 period. The increase is principally attributable to amortization of goodwill and other intangible assets resulting from various acquisitions including Peeper's and SunSource.

      Technology and development expenses were approximately $82,000 in the three months ended March 31, 2000. There were no expenses related to technology and development in the same 1999 period. This expense is associated with the development of the eyecity.com SuperSite.

      Interest expense was approximately $72,000 in the three months ended March 31, 2000 as compared to approximately $9,000 in the same 1999 period. This increase is primarily related to the accretion recorded on the discount of the non-interest bearing promissory notes issued in conjunction with the acquisitions of Peeper's and SunSource. See "Liquidity and Capital Resources".

Liquidity and Capital Resources

      EyeCity believes that its currently available funds will be sufficient to meet its anticipated working capital needs through at least May 2000. Thereafter, EyeCity will need to raise substantial additional funds to implement anticipated capital expenditures and business expansion and repay indebtedness due in the second quarter of fiscal 2000.

      Historically, EyeCity has financed its cash requirements primarily through private placements of its securities. As of March 31, 2000, EyeCity has raised gross proceeds of $1.0 million in a 1997-1998 offering of shares of its common stock and gross proceeds of $4,397,500 in private placements of its common stock in 1999-2000. The proceeds of the private placements are being or have been used to complete the acquisitions of Peepers.com, Binoculars.com, EyeGlassPlace.com, SunglassSite.com, OpticalSite.com, Abeam.com and certain assets of Impact Eyewear, to build the eyecity.com SuperSite, for initial marketing and advertising of the SuperSite, as well as general corporate purposes.

      During 1998, EyeCity issued $362,500 of subordinated convertible promissory notes. The notes bear interest at a rate of 10% per annum, payable quarterly, commencing January 1, 1999. The notes are convertible into EyeCity's common stock at a price of $1.25 per share at the option of the holder at any time after October 1, 1999 (the "Conversion Date"). EyeCity has the right to call, redeem and prepay the notes if the market price of EyeCity's common stock equals or exceeds $2.50 per share for ten consecutive trading days at any time after the Conversion Date. The notes are repayable in twelve quarterly principal payments commencing on October 1, 2000. In March 1999, $25,000 of the notes was repaid prior to maturity. In October 1999, $12,500 of the notes were converted into 10,000 shares of common stock and on March 30, 2000, $125,000 of the notes were converted into 100,000 shares of common stock.

      A portion of the consideration paid by EyeCity in connection with its acquisitions of Peeper's and SunSource was in the form of promissory notes in the amounts of $875,000 and $212,500, respectively. The $875,000 note accrues no interest, is secured by certain assets formerly owned by Peeper's and is immediately due and payable on the earlier of May 7, 2000 or the consummation by EyeCity of a public financing transaction which results in gross proceeds in excess of $10,000,000. The $212,500 note accrues no interest, is unsecured and is immediately due and payable on the earlier of June 30, 2000 or the consummation by EyeCity of a public financing transaction which results in gross proceeds in excess of $10,000,000. Subsequent to March 31, 2000, EyeCity extended to June 8, 2000 the maturity date of a promissory note issued by EyeCity in connection with the acquisition of Peeper's. As consideration for the extension, EyeCity paid $25,000 in principal and $3,438 in interest on May 9, 2000 and agreed to pay equal amounts of principal and interest on May 24, 2000. There can be no assurance that EyeCity will have available funds to satisfy these notes at maturity, in which event the holder of the note could claim that EyeCity is in breach of its obligations. Such holder could commence proceedings against EyeCity, including seeking to foreclose on the note collateral (including the domain names, toll-free phone numbers, contract rights, website content and certain intellectual properties formerly owned by Peeper's and acquired by the Company in the Peeper's acquisition), which would have a material adverse affect on EyeCity's operations.

      For the three months ended March 31, 2000, EyeCity used approximately $1,283,000 in connection with its operating activities, principally to fund its net loss before non-cash charges of approximately $659,000, as well as increases in operating assets such as prepaid expenses and decreases in operating liabilities such as accounts payable and accrued expenses.

      For the three months ended March 31, 2000, net cash used in investing activities approximated $129,000. This is primarily attributable to cash paid for the development of the website and the purchase of property and equipment.

      For the three months ended March 31, 2000, net cash provided by financing activities approximated $1,473,000, primarily from the sale of common stock

      As of March 31, 2000, EyeCity had approximately $236,000 of cash and cash equivalents. As of March 31, 2000, EyeCity's principal commitments consisted of:

      o non-interest bearing promissory notes issued to sellers in connection with prior acquisitions by EyeCity in the aggregate amount of $1.1 million which mature at the earlier of dates ranging from May 7, 2000 (which maturity date was, subsequent to March 31, 2000, amended to June 8, 2000) to June 30, 2000 or consummation by EyeCity of a public financing transaction or transactions for gross proceeds in excess of $10,000,000;

      o $200,000 of 10% subordinated convertible promissory notes, due October 1, 2003;

      o $264,000 of deferred salary for officers. Included in this amount is deferred salaries owed to Mark Levin of $120,500, Mark Suroff of $120,500 and Daniel Thralow of $23,000;

      o $8,000 outstanding on a non-interest bearing note issued in connection with the acquisition of certain patent display technology payable in equal monthly installments commencing June 15, 1999;

      o     obligations outstanding under operating leases; and

      o     obligations outstanding under capital leases.

      As of March 31, 2000, EyeCity had a working capital deficiency of approximately $1,357,000. EyeCity expects that it will need to raise in the near term approximately $1,500,000 to satisfy its current obligations, an additional amount of approximately $500,000 for it to continue its current operations through June 2000, and approximately $1,500,000 to further fund its business plan. There is no assurance that such funds will be available, or if available, will be available on terms satisfactory to EyeCity. If EyeCity raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current stockholders will be reduced, its stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of its common stock. There can be no assurance that additional financing will be available on terms favorable to EyeCity or at all. If adequate funds are not available or are not available on acceptable terms, EyeCity may not be able to meet its financial obligations or to continue to implement its business plan. This inability could have a material adverse effect on EyeCity's business, results of operations and financial condition.

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

Impact of Year 2000

      EyeCity is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. EyeCity will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Part II - OTHER INFORMATION

Item 1. - Legal proceedings

      EyeCity is not aware of any material adverse claims regarding any of its trademarks or domain names with the exception of its "Peeper's" mark and peepers.com domain name. Rights in this mark and domain name have been challenged in an action now pending entitled American Eyewear, Inc. v. Peeper's Sunglasses and Accessories, Inc. and EyeCity.com, Inc. which was commenced in July 1999 in the United States District Court for the Northern District of Texas. Peeper's and EyeCity have moved to dismiss the action. The motion is now pending. EyeCity has substantial defenses and may counter-claim to limit American Eyewear's claimed rights in the trademark Peeper's. The parties are also discussing settlement. It is premature to assess the likely outcome of the proceeding.

      A wholly owned subsidiary of EyeCity, Peeper's was named as a defendant in an action entitled Oakley, Inc. v. Peeper's Sunglasses & Accessories Inc. and Son Dad Boards Ltd. d/b/a Freestyle of Duluth and Larry Leege, which was commenced in October 1999 in the Superior Court of California, Orange County. This action, which is principally a contract claim against the third parties, Son Dad Boards Ltd. and Larry Leege, also alleges that Peeper's interfered with the plaintiff's contractual relationship with these third parties when it purchased sunglasses from them and then re-sold the merchandise. Peeper's believes the claim against it has no merit and has moved to dismiss the action against it. However, it is premature to assess the likely outcome of the proceeding.

Item 2 - Sales of Unregistered Securities

      During the three months ended March 31, 2000 EyeCity privately sold 1,610,500 shares of its common stock to 50 investors in unrelated transactions. These shares were sold for $1 per share, for a total offering price of $1,610,500. In connection with the sale of $1,075,500 of these shares, EyeCity paid to James J. Armenakis a commission equal to $107,550 and will issue options to purchase 107,550 shares of EyeCity common stock at an exercise price of $1.00 per share under EyeCity's 1999 Stock Option Plan. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933. Each of these investors represented that he or she was an accredited investor as defined under securities laws.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EYECITY.COM, INC.


May 15, 2000                            By: /s/ Mark H. Levin
                                            ------------------------------------
                                            Mark H. Levin, President,
                                            Chief Executive Officer
                                            (principal executive officer)
                                            and Director