Form 10QSB
period 2000-06-30
EYECITY COM INC
filed 2000-08-10
CIK 1096337

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                  79 Express Street, Plainview, New York 11803
                    (Address of Principal Executive Offices)

                                 (516) 822-5000
                (Issuer's Telephone Number, Including Area Code)

            Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            As of August 10, 2000, there were outstanding 12,324,214 shares of the issuer's common stock, $.001 par value per share.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.     Financial Statements:

            Consolidated BalanceSheet ......................................   2

            Consolidated Statements of Operations ..........................   3

            Consolidated Statements of Cash Flows ..........................   4

            Notes to Consolidated Financial Statements .....................   5

Item 2.     Management's Discussion and Analysis
                 or Plan Of Operation ......................................   7

            Investment Considerations.......................................  13

Part II - OTHER INFORMATION

Item 1.     Legal proceedings ..............................................  25

Item 2.     Sales of Unregistered Securities................................  25

Item 4.     Submission of Matters to a Vote of Security Holders.............  26

Item 6.     Exhibits and Reports on Form 8-K................................  27

SIGNATURES..................................................................  28

                       EYECITY.COM, INC. AND SUBISDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  JUNE 30, 2000

ASSETS

Current assets:
   Cash and cash equivalents                                         $      9,795
   Accounts receivable, net of allowance of $9,150                         38,494
   Inventories                                                            347,167
   Prepaid expenses and other current assets                              129,017
                                                                     ------------
Total current assets                                                      524,473

Property and equipment, net of accumulated
   depreciation of $92,170                                                366,728

Intangibles, net of accumulated
   amortization of $1,881,540                                           3,211,264

Website development costs, net of
    accumulated amortization of $9,222                                    156,778
Security deposits                                                          13,022
                                                                     ------------
Total assets                                                         $  4,272,265
                                                                     ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                             $    985,932
   Accrued payroll and related taxes                                       27,417
   Deferred salaries to officers                                          199,878
   Current portion of capital lease obligations                            25,996
   Current portion of notes payable                                     1,097,759
   Current portion of subordinated convertible promissory notes            50,000
                                                                     ------------
Total current liabilities                                               2,386,982

Capital lease obligations, less current portion                            58,528
Subordinated convertible promissory notes, less current portion           150,000
                                                                     ------------

Total liabilities                                                       2,595,510
                                                                     ------------

Stockholders' equity:
   Preferred stock - $.001 par value:  authorized, 1,000,000
     shares: no shares issued and outstanding                                  --
   Common stock - $.001 par value:  100,000,000 shares authorized,
     11,718,714 shares issued and outstanding                              11,719
   Additional paid-in capital                                          10,298,447
   Accumulated deficit                                                 (8,615,141)
   Unamortized compensation component of stock options                    (18,270)
                                                                     ------------
Total stockholders' equity                                              1,676,755
                                                                     ------------
Total liabilities and stockholders' equity                           $  4,272,265
                                                                     ============

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Six Months Ended               Three Months Ended
                                          ----------------               ------------------
                                              June 30,                        June 30,
                                              --------                        --------
                                        2000            1999            2000            1999
                                        ----            ----            ----            ----
Net revenues                        $  1,376,340    $    551,937    $    760,909    $    480,799
Cost of revenues                         959,175         380,121         536,968         355,993
                                    ------------    ------------    ------------    ------------
Gross profit                             417,165         171,816         223,941         124,806
                                    ------------    ------------    ------------    ------------

Operating expenses:
  Marketing and sales                    254,448         126,474         168,824          75,841
  General and administrative           1,506,944       1,092,316         763,088         717,862
  Depreciation and amortization          901,783         221,946         456,167         205,881
  Technology and development             162,576         125,924          80,227         125,924
                                    ------------    ------------    ------------    ------------
Total operating expenses               2,825,751       1,566,660       1,468,306       1,125,508
                                    ------------    ------------    ------------    ------------

Operating loss                        (2,408,586)     (1,394,844)     (1,244,365)     (1,000,702)
                                    ------------    ------------    ------------    ------------

Other income (expense):
  Interest and investment income           2,844           5,968             329           5,968
  Interest expense                       135,598)        (50,082)        (63,826)        (40,640)
                                    ------------    ------------    ------------    ------------
Net other expense                       (132,754)        (44,114)        (63,497)        (34,672)
                                    ------------    ------------    ------------    ------------
Net loss                            $ (2,541,340)   $ (1,438,958)   $ (1,307,862)   $ (1,035,374)
                                    ============    ============    ============    ============

Basic and diluted net loss
  per common share                  $       (.24)   $       (.25)   $       (.12)   $       (.15)
                                    ============    ============    ============    ============
Shares used in the calculation of
  basic and diluted net loss per
  common share                        10,536,413       5,690,845      11,012,478       6,750,671
                                    ============    ============    ============    ============

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended
                                                                   ----------------
                                                                       June 30,
                                                                       --------
                                                                 2000           1999
                                                                 ----           ----
Cash flows from operating activities
Net loss                                                     $(2,541,340)   $(1,438,958)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                 901,783        221,946
   Amortization of discount                                       58,542         33,332
   Amortization of compensation component of stock options        41,382        365,626
   Issuance of stock for consulting and marketing services        60,000         80,002
   Issuance of stock for consideration of extending note          15,000             --
Changes in operating assets and liabilities:
  Accounts receivable                                            (13,712)        18,821
  Inventories                                                    141,073       (247,929)
  Prepaid expenses and other current assets                      (37,366)         7,735
  Accounts payable and accrued expenses                         (224,394)       176,394
  Accrued payroll and related taxes                              (45,152)        14,072
  Deferred salary to officers                                   (126,660)        94,011
                                                             -----------    -----------
Net cash used in operating activities                         (1,770,844)      (674,948)
                                                             -----------    -----------
Cash flows from investing activities
Capitalized website development costs                           (150,000)            --
Purchases of property and equipment                              (41,600)       (61,029)
Purchase of intangibles                                               --        (11,000)
Cash paid for acquisitions, net of cash acquired                      --       (967,856)
Security deposits                                                 (4,763)            --
                                                             -----------    -----------
Net cash used in investing activities                           (196,363)    (1,039,885)
                                                             -----------    -----------
Cash flows from financing activities
Repayment of convertible subordinated notes                           --        (25,000)
Repayment of notes payable                                       (44,516)            --
Proceeds from issuance of common stock, net of expenses        1,860,250      2,515,000
Proceeds from line of credit/note payable                             --         16,000
Repayment of capital lease obligations                           (13,887)            --
                                                             -----------    -----------
Net cash provided by financing activities                      1,801,847      2,506,000
                                                             -----------    -----------

Net (decrease)/increase in cash and cash equivalents            (165,360)       791,167
Cash and cash equivalents at beginning of year                   175,155        224,748
                                                             -----------    -----------
Cash and cash equivalents at end of period                   $     9,795    $ 1,015,915
                                                             -----------    -----------
Supplemental disclosures
Cash paid for interest                                       $    27,500    $    17,764
                                                             -----------    -----------

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                         SIX MONTHS ENDED JUNE 30, 2000

1. Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three and six month periods ended June 30, 2000 and 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999. The results of operations for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Stockholders' Equity

During the six months ended June 30, 2000, EyeCity sold 1,745,000 shares of its common stock to 63 investors at a price of $1.00 per share, 50,000 shares of its common stock at a price of $0.75 per share and 580,000 shares of its common stock at a price of $0.50 per share resulting in aggregate gross proceeds of $2,072,500. The investors who purchased 580,000 shares of common stock at $0.50 per share also received three year warrants to purchase 580,000 shares of common stock at an exercise price of $1.00 per share.

During the six months ended June 30, 2000, EyeCity issued 197,283 shares of its common stock with a value of $186,900 in exchange for legal, accounting, consulting and marketing services.

During the six months ended June 30, 2000, holders converted $125,000 of subordinated convertible promissory notes into 100,000 shares of EyeCity common stock.

During the six months ended June 30, 2000, EyeCity issued 10,000 shares of its common stock with a value of $10,000 in exchange for furniture and fixtures.

During the six months ended June 30, 2000, EyeCity issued 30,000 shares of its common stock with a value of $15,000 in consideration for the holder of a promissory note agreeing to extend the maturity date of such promissory note.

During the six months ended June 30, 2000, EyeCity issued 13,500 shares of its common stock with a value of $13,500 to an investment advisor in connection with financing transactions.

3. Subsequent Events

On August 3, 2000, $150,000 of EyeCity's 10% subordinated convertible promissory notes were converted into 300,000 shares of EyeCity common stock and 150,000 three year warrants exercisable at $1.00 per share, thereby reducing the principal balance of the 10% subordinated convertible promissory notes to $50,000.

      In August 2000, EyeCity engaged an NASD registered broker dealer to act as its exclusive placement agent for the purpose of offering (the "Unit Offering") to certain accredited investors on a

"best efforts" basis a minimum of $1,000,000 and a maximum of $15,000,000 of units ("Units"), each Unit consisting of a $100,000 10% Secured Convertible Debenture due 2003 ("Debenture") and warrants ("Warrants") to purchase 200,000 shares of EyeCity's common stock. The Warrants will be exercisable for common stock at $1.00 per share, subject to anti - dilution protection. The Warrants will, under certain circumstances, be redeemable by EyeCity for $.05 per warrant. EyeCity can require conversion of the Debentures under certain circumstances, and the Debentures will be redeemable at EyeCity's option. The Units will be offered by EyeCity on a "best efforts, all or none" basis as to the first ten Units and on a "best efforts" basis as to the remaining 140 Units. The Unit Offering will commence on the date of distribution of a confidential offering memorandum and will expire, unless terminated or extended by EyeCity and the placement agent, (x) on the earlier of (i) 90 days from the date of the confidential offering memorandum or (ii) November 30, 2000 (the "Initial Offering Period") if an aggregate of 10 Units are not sold during the Initial Offering Period and (y) if an aggregate of 10 Units are sold during the Initial Offering Period, on the earlier of (i) such date as an aggregate of 150 Units are sold and (ii) 90 days following the Initial Offering Period. Shares of common stock underlying the Debentures and Warrants will be required to be registered within 120 days from the final closing of the Unit Offering. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

This report contains certain forward looking statements, which may involve known and unknown material risks, uncertainties and other factors not under EyeCity's control including, without limitation, its ability to operate as a going concern, the need for additional financing, the impact of competition, the management of growth, compliance with applicable regulatory requirements, EyeCity's ability to implement its long term business plan for acquiring complementary businesses and EyeCity's ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and achievements of EyeCity to be materially different from EyeCity's expectations.

The following is intended to update the information contained in EyeCity's Annual Report on Form 10-KSB for the year ended December 31, 1999 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis or Plan of Operation" contained in such Form 10-KSB.

General

      EyeCity is currently engaged in the online marketing, distribution and retail sale over the Internet of a broad range of eyewear products and optical accessories, including brand name sunglasses, contact lenses, binoculars, prescription eyewear, telescopes, sports and lifestyle eyewear, and hunting glasses. The United States optical product market is estimated at $15.8 billion for 1998. EyeCity has effected an acquisition strategy within the highly fragmented Internet optical industry, and in 1999 closed on the acquisition of three companies retailing optical products over the Internet. Through this strategy, as well as internal expansion, EyeCity intends to become the leading retailer of eyewear and optical accessories on the Internet, providing one-stop shopping for domestic and international customers in an easy-to-shop environment, 24 hours a day, seven days a week. EyeCity intends to acquire additional complementary businesses as opportunities arise from time to time.

      In addition, EyeCity announced earlier this year that it intends to establish a turnkey business-to-business ("B2B") and business-to-professional ("B2P") electronic exchange providing end-to-end B2B and B2P e-commerce solutions to the eyecare professional. In this regard, EyeCity expects to offer a suite of services, including, e-commerce store design and fulfillment services to professional eye care providers including ophthalmologists, optometrists, and opticians who want to create their own customized online stores, providing full e-commerce capabilities for their patients and customers. Subject to obtaining appropriate financing, EyeCity plans to provide the tools and systems necessary for eye care providers to function in e-commerce markets, including merchandise selection and sourcing, storefront creation, hosting, advertising, customer service, credit card processing and fulfillment services.

      In furtherance of implementing its B2B and B2P business model, EyeCity has recently signed a non-binding letter of intent to acquire, subject to negotiating definitive agreements and to obtaining necessary financing, a professional optical buying group that has in excess of 2,000 optometrists in its network. However, there can be no assurance that this transaction will be consummated. EyeCity hopes to provide these optometrists with a fully integrated transaction network, linking manufacturers, suppliers, service providers, distributors of eye and healthcare products and services, practices and patients, thereby enabling eyecare professionals to achieve lower operating costs, greater productivity and a superior level of patient service. See "Investment Considerations."

      EyeCity's B2B and B2P e-commerce model is also intended to help such eye care providers retain customer relationships and increase sales. Unlike traditional affiliate programs that refer customers to other web sites to shop, EyeCity's B2B and B2P program is intended to enable eye care providers to drive traffic to their own stores, thereby building loyalty and repeat sales. With EyeCity's planned suite of e-commerce service, such eye care providers will be able to customize their online store to the unique interests of their audience. Products offered for sale would be available through EyeCity's extensive database, with transaction processing that creates a single unified shopping experience that is seamless to the customer. See "Investment Considerations."

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

      EyeCity has incurred substantial losses and has had significant negative cash flow since its inception. The independent auditor's report included in EyeCity's Form 10-KSB for the year ended December 31, 1999 included an explanatory paragraph regarding substantial doubt about EyeCity's ability to continue as a going concern without additional financing due to recurring losses from operations and a working capital deficiency. Although EyeCity has obtained financing in the past, EyeCity will require additional funding to cover current operations, repay indebtedness and enable it to fund its business plan. EyeCity is currently seeking additional financing, but there is no assurance that such financing will be sufficient or available, or if available, will be available on acceptable terms. See "Liquidity and Capital Resources."

      Although EyeCity was formed in May 1996, it initiated its business plan for online retail distribution of optical products in the first quarter of 1999 and initiated its business plan for establishing an electronic exchange providing end-to-end B2B and B2P e-commerce solutions to the eyecare professional in the second quarter of 2000. Further, EyeCity only closed on the acquisitions forming the core components of its current online retail business during the second quarter of 1999. EyeCity's SuperSite, www.eyecity.com was launched in April 2000. As a result, there is only limited current relevant financial and operating information available to evaluate an investment in EyeCity's common stock. In addition, EyeCity's limited operating history and recent growth in net sales since implementing its acquisition strategy make it difficult to forecast future operating results and reduce the relevance of historical annual and quarter-to-quarter comparisons.

      EyeCity cannot predict whether the rate of growth in annual net sales in 1999 will decrease in future periods, which could have an adverse effect on EyeCity's performance.

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

      EyeCity's gross profits on sunglasses are significantly higher than its gross profit on its other products. As EyeCity implements its business plan to increase the scope of its product offerings and to establish a B2B and B2P electronic exchange for eyecare professionals, to the extent sales of such other products and/or services become a greater portion of total sales, EyeCity's gross profits could be adversely affected.

Results of Operations

      Net revenues for the six and three month periods ended June 30, 2000 were approximately $1,376,000 and $761,000, respectively, as compared to approximately $552,000 and $481,000 in the corresponding periods in the prior year. The increase in revenues is principally attributable to the acquisitions of Peeper's in May 1999, and SunSource Technology, Inc. ("SunSource") in June 1999. Peeper's and SunSource are online optical product retailers whose aggregate revenues for the six and three month periods ended June 30, 2000 were approximately $1,258,000 and $693,000, respectively.

      Cost of revenues for the six and three month periods ended June 30, 2000 were approximately $959,000 and $537,000, respectively, as compared to approximately $380,000 and $356,000 in the corresponding periods in the prior year. The increase is due primarily to costs associated with increased sales volume and costs associated with product sales by Peeper's.

      Gross profit amounted to approximately $417,000 (30.3% of net revenues) and $224,000 (29.4% of net revenues) in the six and three month periods ended June 30, 2000, respectively, as compared to $172,000 (31.1% of net revenues) and $125,000 (26.0% of net revenues) in the corresponding periods in the prior year. The dollar increase in gross profits was primarily due to increased sales levels.

      General and administrative expenses approximated $1,507,000 and $763,000 for the six and three month periods ended June 30, 2000, respectively, as compared to approximately $1,092,000 and $718,000 for the corresponding periods in 1999. The increase in general and administrative expenses was primarily due to increases in salaries and related expenses due to an increase in headcount.

      Depreciation and amortization expenses were approximately $902,000 and $456,000 for the six and three month periods ended June 30, 2000, respectively, as compared to approximately $222,000 and $206,000 in the corresponding periods in 1999. The increase is principally attributable to amortization of goodwill and other intangible assets resulting from various acquisitions including Peeper's and SunSource.

      Technology and development expenses were approximately $163,000 and $80,000 for the six and three month periods ended June 30, 2000, respectively, as compared to approximately $126,000 and $126,000 in the corresponding periods in 1999. These expenses related to the development of the eyecity.com SuperSite.

      Interest expense was approximately $136,000 and $64,000 for the six and three month period ended June 30, 2000, respectively, as compared to approximately $50,000 and $41,000 in the corresponding periods in 1999. This increase is primarily related to the accretion recorded on the discount of the non-interest bearing promissory notes issued in conjunction with the acquisitions of Peeper's and SunSource. See "Liquidity and Capital Resources".

Liquidity and Capital Resources

      As of June 30, 2000, EyeCity had negative working capital (total current assets minus total current liabilities) of approximately $1,863,000. EyeCity believes that its currently available funds will be sufficient to meet its anticipated working capital needs through the end of August 2000. Thereafter, EyeCity will need to raise substantial additional funds to implement anticipated capital expenditures and business expansion and repay indebtedness and other obligations due in the second half of fiscal 2000. If EyeCity is unable to raise additional funds, EyeCity will have to cease its operations.

      In this regard, EyeCity expects that it will need to raise in the near term $500,000 to continue its current operations through September 2000, approximately $1,500,000 to satisfy its current obligations, and approximately $5,000,000 to fund its refocused business plan. EyeCity is seeking to raise such funds through the Unit Offering, but there is no assurance that such funds will be available, or if available, will be available on the terms proposed in the Unit Offering.

      As of June 30, 2000, EyeCity had approximately $10,000 of cash and cash equivalents. As of June 30, 2000, EyeCity's principal commitments consisted of:

      o     accounts payable of approximately $985,000;
      o interest bearing promissory notes issued to sellers in connection with prior acquisitions by EyeCity in the aggregate amount of $1.1 million which mature in whole or in part at the earlier of dates ranging from July 15, 2000 to May 23, 2002 (the Company is currently in compliance with its payment obligations under these notes);
      o $50,000 of 10% subordinated convertible promissory notes, due October 1, 2003 (On June 30, 2000, the principal balance of the 10% subordinated convertible promissory notes was $200,000);
      o $200,000 of deferred salary for officers. Included in this amount is deferred salaries owed to Mark Levin of $92,000, Mark Suroff of $92,000 and Daniel Thralow of $16,000. (Subsequent to June 30, 2000, each of Messrs. Levin and Suroff agreed to convert $50,000 of the $92,000 owed to them into 100,000 shares of EyeCity's common stock and agreed that the remaining approximately $42,000 would be paid to each of them by EyeCity in 24 equal monthly installments, together with interest at 8% per annum);
      o $2,000 outstanding on a non-interest bearing note issued in connection with the acquisition of certain patent display technology payable in equal monthly installments commencing

            June 15, 1999 (the Company is currently in compliance with its payment obligations under this note);
      o     obligations outstanding under operating leases; and
      o     obligations outstanding under capital leases.

      In addition, in connection with EyeCity's establishing an electronic exchange providing end-to-end B2P and B2B e-commerce solutions for eyecare professionals, EyeCity recently signed a non-binding letter of intent to acquire a professional optical buying group that has in excess of 2000 optometrists in its network.

      During 1998, EyeCity issued $362,500 of subordinated convertible promissory notes. The notes bear interest at a rate of 10% per annum, payable quarterly. The notes are convertible into EyeCity's common stock at a price of $1.25 per share at the option of the holder at any time. EyeCity has the right to prepay the notes if the market price of EyeCity's common stock equals or exceeds $2.50 per share for ten consecutive trading days at any time. The notes are repayable in twelve quarterly principal payments commencing on October 1, 2000. In March 1999, $25,000 of the notes was repaid prior to maturity. Between October 1999 and April 2000, $137,500 of the notes were converted into 110,000 shares of common stock. On August 3, 2000, $150,000 of the notes were converted into 300,000 shares of EyeCity common stock and 150,000 three-year warrants exercisable at $1.00 per share. The current outstanding principal balance of the notes is $50,000.

      A portion of the consideration paid by EyeCity in connection with its acquisitions of Peeper's and SunSource was in the form of promissory notes in the amounts of $875,000 and $212,500, respectively. On May 23, 2000 the maturity date of the secured $875,000 note was extended to May 23, 2002 with principal payments of $25,000 due on July 15, 2000, $150,000 due on August 31, 2001 and 5% of the first $2,000,000 of gross proceeds, and 10% of all gross proceeds above $2,000,000 raised by EyeCity in a financing transaction or series of financing transactions, in each case, payable within 7 days of closing. The note now accrues interest at a rate of 7% per annum. On June 30, 2000, EyeCity and the holder of the $212,500 note amended it to provide that $3,000 of principal will be due and payable on each of July 15, 2000, August 15, 2000, September 15, 2000, October 15, 2000, and November 15, 2000, and $197,500 will be due and payable on December 31, 2000, provided that if EyeCity consummates a public or private offering of debt or equity securities, four percent of the net proceeds in excess of $2,000,000 of such offering shall be paid on account of the then outstanding principal balance of such note. In addition, the amended $212,500 note has accrued interest from July 1, 2000 at Chase Bank's prime rate. There can be no assurance that EyeCity will have available funds to satisfy these notes at maturity, in which event the holders of these notes could claim that EyeCity is in breach of its obligations. Such holders could commence proceedings against EyeCity, including seeking to foreclose on the note collateral (including the domain names, toll-free phone numbers, contract rights, website content and certain intellectual properties formerly owned by Peeper's and acquired by EyeCity in the Peeper's acquisition), which would have a material adverse affect on EyeCity's operations.

      For the six months ended June 30, 2000, EyeCity used approximately $1,771,000 in connection with its operating activities, principally to fund its net loss before non-cash charges of approximately $2,541,000, as well as increases in operating assets such as prepaid expenses and decreases in operating liabilities such as accounts payable and accrued expenses.

      For the six months ended June 30, 2000, net cash used in investing activities approximated $196,000. This is primarily attributable to cash paid for the development of the website and the purchase of property and equipment.

      For the six months ended June 30, 2000, net cash provided by financing activities approximated $1,802,000, primarily from the sale of common stock.

Financing Activity

      Historically, EyeCity has financed its cash requirements primarily through private placements of its securities. As of June 30, 2000, EyeCity has raised gross proceeds of $1.0 million in a 1997-1998 offering of shares of its common stock and gross proceeds of $4,859,500 in private placements of its common stock in 1999-2000. The proceeds of the private placements are being or have been used to complete the acquisitions of Peepers.com, Binoculars.com, EyeGlassPlace.com, SunglassSite.com, OpticalSite.com, Abeam.com and certain assets of Impact Eyewear, to build the eyecity.com SuperSite, for initial marketing and advertising of the SuperSite, as well as general corporate purposes.

      In August 2000, EyeCity engaged an NASD registered broker dealer to act as its exclusive placement agent for the purpose of offering (the "Unit Offering") to certain accredited investors on a "best efforts" basis a minimum of $1,000,000 and a maximum of $15,000,000 of units ("Units"), each Unit consisting of a $100,000 10% Secured Convertible Debenture due 2003 ("Debenture") and warrants ("Warrants") to purchase 200,000 shares of EyeCity's common stock. The Warrants will be exercisable for common stock at $1.00 per share, subject to anti - dilution protection. The Warrants will, under certain circumstances, be redeemable by EyeCity for $.05 per warrant. EyeCity can require conversion of the Debentures under certain circumstances, and the Debentures will be redeemable at EyeCity's option. The Units will be offered by EyeCity on a "best efforts, all or none" basis as to the first ten Units and on a "best efforts" basis as to the remaining 140 Units. The Unit Offering will commence on the date of distribution of a confidential offering memorandum and will expire, unless terminated or extended by EyeCity and the placement agent, (x) on the earlier of
(i) 90 days from the date of the confidential offering memorandum or (ii) November 30, 2000 (the "Initial Offering Period") if an aggregate of 10 Units are not sold during the Initial Offering Period and (y) if an aggregate of 10 Units are sold during the Initial Offering Period, on the earlier of (i) such date as an aggregate of 150 Units are sold and (ii) 90 days following the Initial Offering Period. Shares of common stock underlying the Debentures and Warrants will be required to be registered within 120 days from the final closing of the Unit Offering. There can be no assurance that the Unit Offering will be consummated. If the Unit Offering is not consummated and if EyeCity is unable to raise additional funds, EyeCity will have to cease its operations.

      If EyeCity raises additional funds through the issuance of equity or convertible debt securities (including Units), the percentage ownership of its current stockholders will be reduced, its stockholders may experience additional dilution and such securities may, and in the case of Units will, have rights, preferences and privileges senior to those of its common stock. There can be no assurance that additional financing will be available on terms favorable to EyeCity or at all. If adequate funds are not available or are not available on acceptable terms, EyeCity may not be able to meet its financial obligations or to continue to implement its business plan. This inability could have a material adverse effect on EyeCity's business, results of operations and financial condition.

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

                            INVESTMENT CONSIDERATIONS

      This Form 10-QSB contains certain forward looking statements, which may involve known and unknown material risks, uncertainties and other factors not under the Company's control including without limitation its ability to operate as a going concern, the need for additional financing, the impact of competition, the management of growth, compliance with applicable regulatory requirements, the Company's ability to implement its long term business plan for acquiring complementary businesses and the Company's ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and achievements of the Company to be materially different from the Company's expectations.

      In analyzing an investment in the Company, one should carefully consider the investment considerations described below, as well as the other matters referred to in the Company's Form 10-KSB for the year ended December 31, 1999. If any of the matters contemplated by the following investment considerations occur, our business, financial condition or results of operations could be materially adversely affected.

Investment Considerations Relating To Our Business

We have limited operating history.

      Although we were formed in May 1996, we initiated our business plan for online retail distribution of optical products in the first quarter of 1999 and initiated planning of our proposed turnkey business to professional e-commerce initiative in the second quarter of 2000. Further, we only closed on the acquisitions forming the core components of our online optical product distribution business during the second quarter of 1999. Our website, www.eyecity.com, was launched in April 2000, and our www.peepers.com website began operations in January 1999. As a result, there is only limited financial and operating information available for a potential investor to evaluate an investment in us. In addition, our limited operating history and recent growth in net sales since effecting our acquisition strategy make it difficult to forecast future operating results and reduce the relevance of quarter-to-quarter comparisons.

We may not be able to continue operating as a "going concern" without additional capital through public or private offerings.

      The independent auditor's report included in the Form 10-KSB for the year ended December 31, 1999 raises issues about EyeCity as a going concern, including issues regarding recurring losses from operations and working capital deficiency. As of June 30, 2000, EyeCity had negative working capital of approximately $1,863,000.

      We believe that our currently available funds will be sufficient to meet our anticipated working capital needs through the end of August 2000. Thereafter, we may need to raise additional funds. We may need to raise additional funds sooner in order to fund our business plan, including more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we raise additional funds through the issuance of equity or convertible debt securities (including through the issuance of Units), the percentage ownership of our current stockholders will be reduced, our stockholders may experience additional dilution and such securities may (and in the case of the Units, will) have rights, preferences and privileges senior to those of our Common Stock. There can be no assurance that the Unit Offering will be consummated or that if the Unit Offering is not consummated that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue to implement our business plan. This inability could have a material adverse effect on our business, results of operations and financial condition.

Losses.

      The Company has incurred significant losses from operations for the years ended December 31, 1998 and 1999 and for the six months ended June 30, 2000 ($1,410,324, $4,130,832 and $2,541,340, respectively), and there can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company's working capital deficit was approximately $166,000, $2,092,000 and $1,863,000 as of December 31, 1998, 1999 and June 30, 2000, respectively.

We cannot assure you that our sales growth will continue at historical rates.

      Since our formation in May 1996, and especially since our acquisitions effected in the second quarter of 1999, we have experienced net sales growth increasing from approximately $26,000 in 1997 to approximately $96,000 in 1998 and approximately $2,633,000 in 1999. Unaudited net sales were approximately $1,376,000 for the six months ended June 30, 2000. However, we cannot predict whether the rate of growth in net sales will decrease in future periods, which would have an adverse effect on profitability.

We obtain a large percentage of our inventory from a limited number of suppliers.

      Our top three suppliers accounted for approximately 23.5% and 11.6% of our inventory in 1999 and the six months ended June 30, 2000, respectively. In the event that any of these suppliers, or other significant suppliers, could no longer supply us with optical products, or refused to ship us product for any reason, including credit concerns or concerns regarding the Company's future viability, we may not be able to secure other adequate sources of supply, or may not be able to obtain our inventory on terms as favorable to us as our current supply. Either circumstance could adversely affect us by increasing our costs or, in the event adequate replacement supply cannot be secured, could cause us to lose sales and customers and would have a material adverse effect on our business.

There are risks associated with new services, features and functions that EyeCity may choose to pursue.

      We are currently engaged in the marketing, distribution and retail sale over the Internet of a broad range of eyewear products. We are in the process of refocusing our business model from online retail distribution of optical products to establishing an electronic exchange providing end-to-end B2B and B2P e-commerce solutions to eyecare professionals. We plan to further expand our operations by developing and promoting new or complementary services, products or features or expanding the breadth and depth of services. There can be no assurance that we will be able to expand our operations in a cost-effective or timely manner or that any such plans will be successful. Furthermore, any new business or service launched by us (including our turnkey B2B and B2P e-commerce initiative) that is not favorably received could damage our reputation and diminish the value of our brand name. Because eyecare professionals are generally relatively slow to adopt new technologies (including the Internet) and services, no assurance can be given that eyecare professionals will perceive a need for or utilize the Company's proposed B2B and B2P e-commerce initiative. Expansion of our operations in this manner will also require significant additional expenses and development, operations and other resources and could strain our management, financial and operational resources. The lack of market acceptance of new services or our inability to generate satisfactory revenues from these expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.

Our continued success will be dependent on increasing awareness of EyeCity's brand.

      We expect to incur significant expenditures in order to increase awareness of our B2B and B2P e-commerce initiative, and the EyeCity and www.eyecity.com brand names, through sales and marketing and other promotional activities. We expect to incur significant losses in the near term as a result of marketing expenditures. However, we believe that continuing to strengthen the EyeCity brand is critical to achieving widespread acceptance, particularly in light of the competitive nature of our market. Promoting and positioning this brand will depend largely on the success of our efforts to obtain additional funding, our marketing efforts and our ability to provide high quality services.

      In order to promote our brand, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by us in building this brand. If we fail to promote and maintain our brand or if our existing or future strategic relationships fail to increase brand awareness, our business, results of operations and financial condition could be materially adversely affected.

We are dependent on our management information systems in order to manage growth.

      Our success depends, in part, on our ability to provide prompt, accurate and complete service to our customers on a competitive basis, and our ability to purchase and promote products, manage inventory, ship products, manage sales and marketing activities and maintain efficient operations through our management information systems and particularly our various websites. A significant disruption in our management information systems or websites could adversely affect our relations with our customers and our ability to manage our operations and would have a material adverse effect on our business, financial condition and results of operations. Our ability to compete effectively and to manage future growth, if any, will require us to continue to improve our financial and management controls and our reporting systems and procedures on a timely basis and to expand, train and manage our employee base. Our failure or inability to accomplish any of these goals could have a material adverse effect on our business, financial condition and results of operations.

      There is no assurance that our prior or future acquisitions will have a positive effect on our business, or that we will not experience future unforeseen difficulties in connection with these acquisitions.

      If appropriate opportunities present themselves from time to time, we intend to acquire businesses, technologies, services or products that we believe are strategic to our business. There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully, or to integrate the acquisitions with our current business. The process of integrating an acquired business, technology, service or product into EyeCity may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could involve our issuance of additional equity securities which could have a dilutive effect on current stockholders, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on terms favorable to us, or at all, and such financing, if available, might dilute those shares of common stock currently held by our stockholders.

A portion of our sales may not comply with applicable state laws and regulations governing the delivery and sale of contact lenses and prescription eyewear.

      The sale and delivery of contact lenses and prescription eyewear are generally governed by state laws and regulations. We sell to customers in all 50 states and each sale may be impacted by the laws of the state where the customer is located. The laws and regulations relating to the delivery and sale of contact lenses and prescription eyewear vary from state to state, but can generally be classified into five categories:

      laws that require contact lenses and prescription eyewear to be dispensed only pursuant to a valid prescription;

      laws that require the dispenser to be licensed by the state as an optometrist, ophthalmologist or other professional authorized to dispense lenses;

      laws that require contact lenses and prescription eyewear be dispensed only in a face-to-face transaction;

      laws with requirements that are unclear or do not specifically address the sale and delivery of contact lenses or prescription eyewear; and
      laws that we believe place no restrictions on the dispensing of contact lenses or prescription eyewear.

      Many of the states requiring that contact lenses and prescription eyewear be dispensed in face-to-face meetings or by a person licensed by such state to dispense contact lenses and prescription eyewear also require that such products only be dispensed pursuant to a valid prescription. One of our employees is certified by the American Board of Opticianry as an optician.

      Our operating practice is to attempt to obtain a valid prescription from each customer or his/her eyecare practitioner. If we are unable to obtain a copy of or verify the customer's prescription, it is our practice to ship the product to the customer based on the information that the customer has provided.

      Any action brought against us based on our failure to comply with applicable state laws and regulations could result in us being subject to significant fines, being prohibited from making sales in a particular state and/or being required to comply with such laws. Such required compliance could result in:

      increased costs to us;

      the loss of a substantial portion of our customers for whom we are unable to obtain or verify their prescription; and

      the inability to sell to customers at all in a particular state if we cannot comply with such state's laws.

      The occurrence of any of the above results could have a material adverse effect on our ability to sell contact lenses and prescription eyewear and to operate profitably. Furthermore, we cannot assure you that states will not enact or impose laws or regulations that prohibit online dispensing of contact lenses and prescription eyewear or otherwise impair our ability to sell contact lenses and prescription eyewear and continue to operate profitably. We have not obtained an opinion of counsel with regard to our compliance with applicable state laws and regulations, and information contained herein regarding our compliance with applicable state laws and regulations should not be construed as being based on an opinion of counsel.

We cannot assure you that third parties will not infringe on our intellectual property rights or that third parties will not claim we infringe on their intellectual property rights.

      We regard the protection of our intellectual property rights as critical to our future success and we rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our intellectual property rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

      Third parties have commenced legal proceedings alleging that certain of our tradenames and URL's infringe on the proprietary rights of third parties. See "Legal Proceedings."

The retail sale of eyewear is highly competitive. Certain of our competitors are large, national optical chains that have greater resources than we have.

      The retail sale of eyewear is a highly competitive and fragmented industry. Our principal competitors include ophthalmologists and optometrists in private practice and retail chain stores. We also compete with national optical chains, such as Sunglass Hut, Pearle Vision Center, Sterling Optical, LensCrafters and National Vision Association and mass merchandisers, such as Wal-Mart, Sam's and Costco. We also compete with other direct marketers of eyewear such as 1800 Contacts and online retailers such as Shades.com (a subsidiary of Sunglass Hut). We may face increased competition in the future from new entrants in the direct marketing business, which may include national optical chains and mass merchandisers, some of which may have significantly greater resources than we have.

The demand for prescription eyewear could be substantially reduced if alternative technologies to permanently correct vision gain in popularity.

      Our prescription eyewear operations compete with alternative technologies such as surgical refractive procedures, including new refractive laser procedures such as PRK, or photo refractive keratectomy, and LASIK, or laser in situ keratomileusis. If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for prescription eyewear by enabling patients to avoid the ongoing cost and inconvenience of prescription eyewear. Accordingly, we cannot assure you that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of prescription eyewear wearers and thus have a material adverse effect on our business, financial condition and results of operations.

We are dependent to a large degree on the services of our senior management team.

      We are dependent to a large degree on the services of our senior management team, particularly Mark H. Levin, our President and Chief Executive officer, Mark R. Suroff, our Chief Operating Officer, Executive Vice President, Secretary and Treasurer, and William Armeniakis, our Vice President of Operations. In July 1998, Messrs. Levin and Suroff each entered into three year employment agreements with us which were amended in July 2000. The loss of any of our key executives could have a material adverse effect on us. Our ability to manage our anticipated growth will depend on our ability to identify, hire and retain highly skilled management and technical personnel. Competition for such personnel is intense. As a result, we cannot assure you that we will be successful in attracting and retaining such personnel, and the failure to attract and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers and directors have the ability to effectively control substantially all actions taken by our stockholders.

      As of June 30, 2000, Messrs. Levin, Suroff, Armenakis and Mouyiaris and Ms. Novick (each directors of the Company) own, in the aggregate, 3,891,000 shares of our common stock and control approximately 31.32% of the aggregate voting power of all outstanding shares. Acting together, these stockholders can effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of EyeCity that might otherwise be beneficial to stockholders and may also discourage acquisition bids for EyeCity and limit the amount certain investors may be willing to pay for shares of Common Stock. Further, Mr. Mouyiaris has the contractual right to appoint two members of EyeCity's board of directors, and at least one of these members must approve of the following transactions:

            o any merger of EyeCity into another company where EyeCity is not the surviving company and where the stockholders of EyeCity do not comprise the voting majority of the surviving company;

            o     a sale of all or substantially all of the assets of EyeCity;

            o acquisitions by EyeCity for aggregate consideration of $1,000,000 or more;

            o the incidence or assumption by EyeCity of any obligation, debt or guaranty to any bank or financial institution of $1,000,000 or more;

            o the voluntary declaration of bankruptcy or consent to receivership by EyeCity or similar actions by EyeCity to seek protection from its creditors;

            o authorization or issuance of shares of Common Stock, or securities convertible into Common Stock, at a price (including amounts paid upon conversion or exercise) less than $1.00 per share; or

            o the entering into of certain types of transactions with related parties.

      Mr. Mouyiaris' right to nominate members of EyeCity's board of directors, and the rights of those directors to approve the transactions set forth above, will terminate upon the earlier to occur of (x) such time as Mr. Mouyiaris is the beneficial owner of less than 825,000 shares of Common Stock or (y) the consummation by EyeCity of an underwritten public offering of its securities for gross proceeds of at least $7,500,000.

We conduct our operations through a single distribution facility.

      All of our inventory is stored and shipped from our distribution center in Duluth, Minnesota. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. We cannot assure you that we have anticipated all of the changing demands that our expanding operations will impose on our receiving and distribution system or that events beyond our control, such as disruptions in operations due to labor disagreements, shipping problems, fires or natural disasters, will not result in a material adverse effect on our business, results of operations and financial condition.

Increases in the cost of shipping, postage or credit card processing could adversely affect our business.

      We ship our products to customers by FedEx and other overnight delivery and surface services. We generally invoice the costs of delivery and parcel shipments directly to customers as separate shipping and handling charges. In addition, we receive a majority of our payments from customers using credit cards. Any increases in shipping, postal or credit card processing rates could have an adverse effect on our operating results as we may not be able to effectively pass such increases on to our customers. Similarly, strikes or other service interruptions by these shippers could adversely affect our ability to market or deliver our products on a timely basis.

Our business could be adversely affected if we are required to collect state sales tax on the sale of products.

      At present, we do not collect sales or other similar taxes in connection with the sale of our products to consumers located outside the state of Minnesota. From time to time, various states have sought to impose state sales tax collection obligations on out-of-state companies such as ours conducting direct marketing activities. A successful assertion by one or more states that we should have collected or should be collecting sales taxes on the sale of our products could result in additional costs and administrative expenses to us and corresponding price increases to our customers, which could adversely affect our business, financial condition and results of operations.

      Legislation limiting the ability of the states to impose taxes on Internet-based transactions recently has been enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposes only a three-year moratorium, which commenced October 1, 1998 and ends on October 21, 2001, on state and local taxes on (1) e-commerce where such taxes are discriminatory and (2) Internet access unless such taxes were generally imposed and actually enforced prior to October 1, 1998. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could adversely affect our ability to become profitable.

We face an inherent risk of exposure to product liability claims in the event that the use of the products we sell results in personal injury.

      We face an inherent risk of exposure to product liability claims in the event that the use of the products we sell results in personal injury. Although we have not experienced any losses due to product liability claims, we cannot assure you that we will not experience such losses in the future. We maintain insurance against product liability claims, but we cannot be certain that such coverage will be adequate to cover any liabilities that we may incur, or that such insurance will continue to be available on terms acceptable to us. A successful claim brought against us in excess of available insurance coverage, or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be subject to seasonal fluctuations

      We believe that our results of operations are somewhat seasonal in nature, with a disproportionate amount of purchases by consumers in the second and fourth quarters. Our limited operating history, however, makes it difficult to fully assess the impact of these seasonal factors or whether or not our business is susceptible to cyclical fluctuations in the U.S. economy. In addition, we believe that our rapid growth may have overshadowed whatever seasonal or cyclical factors might have influenced our business to date. There can be no assurance that seasonal or cyclical variations in our operations will not become more pronounced over time or that they will not materially adversely affect our results of operations in the future.

      We intend to expense all advertising costs, including all direct-mail advertising costs, when the advertising first takes place. As a result, quarter-to-quarter comparisons will be impacted by the timing of advertisements and related expenses within and between quarters. Our operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

Our results of operations may be subject to consumer fashion trends.

      Our future revenues will depend upon continued demand for the types of goods that are sold on our websites. The popularity of certain styles of items or, in the case of products oriented toward a certain activity (e.g., golf, hunting, etc.), the continued popularity of such activities, may vary over time and could reduce the overall volume of transactions on our websites, resulting in reduced revenues. Moreover, consumer "fads" and other changes in consumer trends may cause significant fluctuations in our operating results from one quarter to the next. Any decline in demand for the goods offered through our websites as a result of changes in consumer trends could have a material adverse effect on our business, results of operations and financial condition.

Investment Considerations Relating To The Internet

Our success is dependent, in part, on continued growth in use of the Internet.

      The Internet is new and rapidly evolving. A decrease in the growth of Internet usage would adversely affect our business, results of operations and financial condition. The following factors may inhibit growth in Internet usage, limit visits to our Internet addresses or limit orders placed through our website:

      inadequate Internet infrastructure;

      security and privacy concerns;

      inconsistent quality of service; and

      unavailability of low cost, high-speed service.

      Our success is dependent, in part, upon the ability of the Internet infrastructure to support increased use. The performance and reliability of the Internet may decline as the number of users increases or the bandwidth requirements of users increase, or if "viruses" and other attacks on the integrity of the Internet infrastructure continue to cause widespread interruptions in service. The Internet has experienced a variety of outages due to damage to portions of its infrastructure. If outages or delays occur frequently in the future, Internet usage, including usage of our website, could grow slowly or decline. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly.

Our success is dependent on continued growth of Internet commerce.

      Our ability to generate a profit in the future depends substantially upon the widespread acceptance and use of the Internet as an effective medium of commerce. Rapid growth in commercial online businesses is a recent phenomenon. We cannot assure you that a sufficiently broad base of consumers will visit, or continue to visit, our websites. Demand for recently introduced services and products over the Internet is subject to a high level of uncertainty. The development of the Internet as a viable means of marketing products directly to consumers is subject to a number of factors, including continued growth in the number of users of such services, concerns about transaction security, continued development of the necessary technological infrastructure, and the development of complementary services and products. Failure of the Internet and online businesses to become a viable means of marketing products would adversely affect our business, results of operations and financial condition.

We do not have any property rights in the Internet addresses that we use.

      We have obtained the rights to various Internet addresses, including, but not limited to, www.eyecity.com, www.peepers.com, www.binoculars.com, www.eyeglassplace.com, www.opticalsite.com, www.sunglasssite.com, www.foggles.com, www.icity.com and www.ergovision.com. If third parties obtain rights to use similar addresses, these third parties may confuse our customers and cause our customers to inadvertently place orders with these third parties, which could result in lost sales for us and could damage our brand. As with telephone numbers, we do not have and cannot acquire any property rights in Internet addresses. As a result, we cannot assure you that we will be able to retain the use of our addresses. The loss of our ability to use our Internet addresses could have a material adverse effect on our business, financial condition and results of operations.

Online security breaches could harm our business.

      The secure transmission of confidential information over the Internet is essential to maintain consumer confidence in our websites. Substantial or ongoing security breaches of our system or other Internet-based systems could significantly harm our business. Any penetration of our network security or other misappropriation of our customers' personal information could subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation and financial liability. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

      We may incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Our insurance policies' limits may not be adequate to reimburse us for losses caused by security breaches. We cannot guarantee that our security measures will prevent security breaches.

Government regulation and legal uncertainties relating to the Internet and online commerce could negatively impact our business operations.

      Online commerce is new and rapidly changing, and federal and state regulation relating to the Internet and online commerce is evolving. Currently, there are few laws or regulations directly applicable to the Internet or online commerce on the Internet, and the laws governing the Internet that exist remain largely unsettled. Due to the increasing popularity of the Internet, it is possible that additional laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services. The adoption or modification of laws or regulations applicable to the Internet could adversely affect our business operations.

      In addition, several telecommunications carriers have requested the Federal Communications Commission to regulate telecommunications over the Internet. Due to the increasing use of the

Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could adversely affect our business operations.

Changing technology could adversely affect the operation of our website.

      The Internet, online commerce and online advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer preferences. Our future success will depend on our ability, to adapt to rapidly changing technologies and address our customers changing preferences, however, we may experience difficulties that delay or prevent our being able to do so.

Investment Considerations Related To Ownership Of EyeCity's Common Stock

The price of our Common Stock has been volatile and could continue to fluctuate in the future.

      The market price for shares of our Common Stock has been volatile and could fluctuate substantially based on a number of factors, including quarter-to-quarter variations in our results of operations, news announcements, changes in general market conditions for optical products, regulatory actions, adverse publicity regarding us or the industry in general, changes in financial estimates by securities analysts and other factors. In addition, broad market fluctuations and general economic and political conditions may adversely affect the market price of the Common Stock, regardless of our actual performance.

Privately held shares of our Common Stock will be available for sale in the public markets in the future and may dilute the value of publicly traded shares.

      Sales of substantial amounts of our Common Stock (including shares issued upon the exercise of outstanding options) in the public market in the future could adversely affect the market price of our Common Stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we think appropriate. As of June 30, 2000, there were 11,718,714 shares of Common Stock outstanding, of which 9,337,899 were restricted securities under the Securities Act of 1933, as amended (the "Securities Act"). As of June 30, 2000, 6,118,106 restricted securities were eligible for sale in the public market. The remaining restricted securities will be eligible for sale from time to time thereafter upon expiration of applicable holding periods under Rule 144 under the Securities Act. Further, holders of 2,043,334 of these restricted shares have so-called "piggy-back" registration rights which require these shares of Common Stock to be registered for sale in our future registrations, subject to certain restrictions. In addition, as of June 30, 2000, there were outstanding options to purchase 2,556,500 shares of our Common Stock. Substantially, all of the shares issuable upon exercise of such options will be restricted securities under the Securities Act and not eligible for sale in the public markets until the underlying securities are registered on a Form S-8.

You should be aware that we do not anticipate paying cash dividends on our Common Stock.

      We intend to retain all future earnings for use in our business and, therefore, do not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Certain provisions in our charter documents could delay or prevent a change in control.

      Certain provisions of our certificate of incorporation and our Bylaws may inhibit changes in control of us not approved by our board of directors. These provisions include the authority of the board of directors to issue without stockholder approval preferred stock with such terms as the board of directors may determine. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

Certain provisions of our charter documents provide for limited personal liability of members of our board of directors.

      Our certificate of incorporation and Bylaws contain provisions which reduce the potential liability of members of our board of directors for certain monetary damages and provide for indemnity of directors and other persons. We are unaware of any pending or threatened litigation against us or our directors that would result in any liability for which any of our directors would seek indemnification or similar protection.

Exercise of Warrants.

      The price which the Company may receive for the Common Stock issued upon exercise of any outstanding warrants may be less than the market price of the Common Stock at the time such warrants are exercised. For the life of such warrants, the holders thereof are given, at little or no cost, the opportunity to profit from a rise in the market price of the Common Stock, if any, without assuming the risk of ownership. So long as such warrants remain unexercised, the terms under which the Company could obtain additional equity financing may be adversely affected. Moreover, the holders of such warrants may be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by such warrants. To the extent of any exercise of the warrants, the interests of the Company's shareholders will be diluted proportionately.

Part II - OTHER INFORMATION

Item 1. - Legal proceedings

      EyeCity is not aware of any material adverse claims regarding any of its trademarks or domain names with the exception of its "Peeper's" mark and peepers.com domain name. Rights in this mark and domain name have been challenged in an action now pending entitled American Eyewear, Inc. v. Peeper's Sunglasses and Accessories, Inc. and EyeCity.com, Inc. which was commenced in July 1999 in the United States District Court for the Northern District of Texas. EyeCity was dismissed from the case and Peepers Inc. has interposed counterclaims to limit or cancel American Eyewear's rights in the mark "Peepers" and to preserve its rights in the "Peepers" trademark and peepers.com domain name. However, the parties are discussing settlement. It is premature to assess the likely outcome of the proceeding.

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

      On or about June 20, 2000, Thomas Seltzer ("Seltzer"), commenced an action in the United States District Court for the Southern District of New York entitled Thomas Seltzer v. Eyecity.com, Inc., Mark H. Levin and Mark Suroff, Civ. Action No. 00-4597 (NRB) (the "Action") asserting several causes of action, including breach of contract, fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Seltzer seeks unspecified monetary damages and declaratory relief. Seltzer was the founder and president of a company known as Impact Eyewear, LLC ("Impact"), which EyeCity acquired in September 1999. After EyeCity acquired Impact, Seltzer entered into an employment agreement with EyeCity and was terminated by EyeCity on February 7, 2000. Seltzer further alleges that EyeCity breached his employment agreement when it terminated him. EyeCity answered the complaint and asserted counterclaims on August 7, 2000. A scheduling conference is scheduled before the Court on September 15th. It is premature to assess the likely outcome of the proceeding.

Item 2. - Sales of Unregistered Securities

      During the six months ended June 30, 2000 EyeCity privately sold an aggregate of 2,375,000 shares of its common stock to 63 investors in unrelated transactions of which 1,745,000 shares were sold for $1 per share, 50,000 shares were sold for $0.75 per share and 580,000 shares were sold for $0.50 per share generating gross proceeds of $2,072,500. In connection with the sale of $1,415,000 of these shares, EyeCity paid to James J. Armenakis a commission equal to $212,250, issued 170,500 shares of EyeCity common stock and issued warrants to purchase 58,000 shares of EyeCity common stock at an exercise price of $1.00 per share. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"). Each of these investors represented that he or she was an accredited investor as defined by the rules promulgated under the Securities Act.

Item 4. - Submission of Matters to a Vote of Security Holders

      At the Company's 2000 Annual Meeting of Stockholders held on June 16, 2000 the following matters were voted on:

      (a) The following four directors were elected to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified by the following vote:

      Name                                      For                     Abstain
      ----                                      ---                     -------

Mark H. Levin                                6,982,749                  98,000

Mark R. Suroff                               6,982,749                  98,000

Nikos P. Mouyiaris                           6,982,749                  98,000

Barbara Novick                               6,982,749                  98,000

      (b)   EyeCity's 2000 Stock Option Plan was adopted by the following vote:

               For            Against          Abstain
               ---            -------          -------

            5,531,871         120,035            1,300

      (c) An amendment to EyeCity's Certificate of Incorporation to increase the number of shares of common stock which EyeCity is authorized to issue from 20,000,000 to 100,000,000 shares was adopted by the following vote:

               For            Against          Abstain
               ---            -------          -------

            7,031,877          50,405            2,502

      (d) The selection of Ernst & Young LLP to serve as EyeCity's independent auditors for the year ending December 31, 2000 was ratified by the following vote:

               For            Against          Abstain
               ---            -------          -------

            6,946,399           5,800              285

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Placement Agent Agreement dated August 1, 2000 between EyeCity and Connecticut Capital Markets, LLC

            10.2  Form of Debenture relating to the Unit Offering

            10.3  Form of Warrant relating to the Unit Offering

            27    Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed for the quarter covered by this Report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EYECITY.COM, INC.


August 10, 2000                         By: /s/ Mark H. Levin
                                            ------------------------------------
                                            Mark H. Levin, President,
                                            Chief Executive Officer (principal
                                            executive officer) and Director