Form 10QSB
period 2000-09-30
EYECITY COM INC
filed 2000-11-13
CIK 1096337

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

            Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 8, 2000, there were outstanding 12,479,064 shares of the issuer's common stock, $.001 par value per share.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1. Financial Statements:

        Consolidated Balance Sheet .......................................    2

        Consolidated Statements of Operations ............................    3

        Consolidated Statements of Cash Flows ............................    4

        Notes to Consolidated Financial Statements .......................    5

Item 2. Management's Discussion and Analysis
             or Plan Of Operation ........................................    7

        Investment Considerations ........................................   13

Part II - OTHER INFORMATION

Item 1. Legal proceedings ................................................   25

Item 2. Sales of Unregistered Securities .................................   25

Item 6. Exhibits and Reports on Form 8-K .................................   26

SIGNATURES ...............................................................   27

                       EYECITY.COM, INC. AND SUBISDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                               SEPTEMBER 30, 2000

ASSETS

Current assets:
   Cash and cash equivalents                                           $    448,652
   Accounts receivable, net of allowance of $9,150                           34,695
   Inventories                                                              335,566
   Prepaid expenses and other current assets                                106,333
                                                                       ------------
Total current assets                                                        925,246

Property and equipment, net of accumulated
   depreciation of $114,558                                                 350,642
Intangibles, net of accumulated
   amortization of $2,305,940                                             2,786,864
Website development costs, net of
   accumulated amortization of $23,055                                      142,945
Deferred financing costs, net of
   accumulated amortization of $8,559                                       299,570
Security deposits                                                            13,322
                                                                       ------------
Total assets                                                           $  4,518,589
                                                                       ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                               $  1,041,726
   Accrued payroll and related taxes                                         43,556
   Deferred salaries to officers                                            185,384
   Current portion of capital lease obligations                              26,993
   Current portion of notes payable                                         958,914
   Current portion of subordinated convertible promissory notes              16,667
                                                                       ------------
Total current liabilities                                                 2,273,240

Capital lease obligations, less current portion                              51,394
Subordinated convertible promissory notes, less current portion              33,333
Convertible debenture                                                     1,372,222
                                                                       ------------

Total liabilities                                                         3,730,189
                                                                       ------------

Stockholders' equity:
   Preferred stock - $.001 par value:  authorized, 1,000,000 shares:
     no shares issued and outstanding                                            --
   Common stock - $.001 par value:  100,000,000 shares authorized,
     12,347,814 shares issued and outstanding                                12,347
   Additional paid-in capital                                            10,918,377
   Accumulated deficit                                                  (10,135,955)
   Unamortized compensation component of stock options                       (6,369)
                                                                       ------------
Total stockholders' equity                                                  788,400
                                                                       ------------

Total liabilities and stockholders' equity                             $  4,518,589
                                                                       ============

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Nine Months Ended                 Three Months Ended
                                            -----------------                 ------------------
                                              September 30,                     September 30,
                                              -------------                     -------------
                                          2000            1999              2000             1999
                                          ----            ----              ----             ----
Net revenues                         $  2,058,358     $  1,531,159     $    682,018     $    979,222
Cost of revenues                        1,446,540        1,089,328          487,365          709,207
                                     ------------     ------------     ------------     ------------
Gross profit                              611,818          441,831          194,653          270,015
                                     ------------     ------------     ------------     ------------

Operating expenses:
  Marketing and sales                     356,639          244,575          102,191          118,101
  General and administrative            2,459,820        2,175,611          952,876        1,083,295
  Depreciation and amortization         1,362,404          591,779          460,621          369,833
  Technology and development              214,535          177,357           51,959           51,433
                                     ------------     ------------     ------------     ------------
Total operating expenses                4,393,398        3,189,322        1,567,647        1,622,662
                                     ------------     ------------     ------------     ------------

Operating loss                         (3,781,580)      (2,747,491)      (1,372,994)      (1,352,647)
                                     ------------     ------------     ------------     ------------

Other income (expense):
  Interest and investment income            5,481            6,742            2,637              774
  Interest expense                       (286,055)        (120,943)        (150,457)         (70,861)
                                     ------------     ------------     ------------     ------------
Net other expense                        (280,574)        (114,201)        (147,820)         (70,087)
                                     ------------     ------------     ------------     ------------
Net loss                             $ (4,062,154)    $ (2,861,692)    $ (1,520,814)    $ (1,422,734)
                                     ============     ============     ============     ============

Basic and diluted net loss
  per common share                   $       (.37)    $      (0.43)    $       (.12)    $      (0.17)
                                     ============     ============     ============     ============
Shares used in the calculation of
  basic and diluted net loss per
  common share                         11,090,068        6,650,508       12,185,341        8,602,128
                                     ============     ============     ============     ============

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                           -----------------
                                                                             September 30,
                                                                             -------------
                                                                         2000           1999
                                                                         ----           ----
Cash flows from operating activities
Net loss                                                            $(4,062,154)    $(2,861,692)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                      1,362,404         591,779
   Amortization of discount                                              97,639          95,207
   Amortization of compensation component of stock options               44,429         321,362
   Amortization of deferred financing costs                               8,559              --
   Issuance of stock for consulting and marketing services               70,000         193,000
   Issuance of stock for consideration of extending note                 15,000              --
   Issuance of stock for salary and expenses                             10,200              --
   Loss on conversion of debt                                            96,000              --
Changes in operating assets and liabilities:
  Accounts receivable                                                    (9,913)         14,557
  Inventories                                                           152,674        (398,729)
  Prepaid expenses and other current assets                             (14,682)         (3,224)
  Accounts payable and accrued expenses                                (168,600)        546,457
  Accrued payroll and related taxes                                     (29,013)          9,301
  Deferred salary to officers                                          (141,154)        124,052
                                                                    -----------     -----------
Net cash used in operating activities                                (2,568,611)     (1,367,930)
                                                                    -----------     -----------

Cash flows from investing activities
Capitalized website development costs                                  (150,000)             --
Purchases of property and equipment                                     (47,902)       (223,032)
Purchase of intangibles                                                      --         (14,000)
Cash paid for acquisitions, net of cash acquired                             --      (1,087,857)
Security deposits                                                        (5,063)             --
                                                                    -----------     -----------
Net cash used in investing activities                                  (202,965)     (1,324,889)
                                                                    -----------     -----------

Cash flows from financing activities
Exercise of stock options                                                    --          50,000
Repayment of convertible subordinated notes                                  --         (25,000)
Repayment of notes payable                                             (216,954)             --
Proceeds from issuance of common stock, net of expenses               1,894,750       2,657,002
Proceeds from issuance of convertible debenture, net of expenses      1,385,583              --
Proceeds from line of credit/note payable                                    --          41,330
Repayment of capital lease obligations                                  (18,306)             --
                                                                    -----------     -----------
Net cash provided by financing activities                             3,045,073       2,723,332
                                                                    -----------     -----------

Net increase in cash and cash equivalents                               273,497          30,513
Cash and cash equivalents at beginning of year                          175,155         224,748
                                                                    -----------     -----------
Cash and cash equivalents at end of period                          $   448,652     $   255,261
                                                                    ===========     ===========
Supplemental disclosures
Cash paid for interest                                              $    33,775     $    26,270
                                                                    ===========     ===========

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

1. Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three month periods ended September 30, 2000 and 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Stockholders' Equity

During the nine months ended September 30, 2000, EyeCity sold 1,745,000 shares of its common stock to 63 investors at a price of $1.00 per share, 50,000 shares of its common stock at a price of $.75 per share and 680,000 shares of its common stock at a price of $.50 per share resulting in aggregate gross proceeds of $2,122,500. The investors who purchased 680,000 shares of common stock at $.50 per share also received three year warrants to purchase 680,000 shares of common stock at an exercise price of $1.00 per share.

During the nine months ended September 30, 2000, EyeCity issued 217,283 shares of its common stock with a value of $196,900 in exchange for legal, accounting, consulting and marketing services.

During the nine months ended September 30, 2000, holders converted $275,000 of subordinated convertible promissory notes into 400,000 shares of EyeCity common stock. Of the notes which were converted, $150,000 in principal was converted in connection with an incentive offered to the holder to convert these shares. In connection with the incentive, the holder received an aggregate of 300,000 shares of common stock and three year warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 per share. The fair value of these additional equity securities issued is $96,000 and has been recorded as interest expense in the third quarter.

During the nine months ended September 30, 2000, EyeCity issued 10,000 shares of its common stock with a value of $10,000 in exchange for furniture and fixtures.

During the nine months ended September 30, 2000, EyeCity issued 30,000 shares of its common stock with a value of $15,000 in consideration for the holder of a promissory note agreeing to extend the maturity date of such promissory note.

During the nine months ended September 30, 2000, EyeCity issued 209,000 shares of its common stock with a value of $114,050 to an investment advisor in connection with financing transactions.

During the nine months ended September 30, 2000, EyeCity issued 13,600 shares of its common stock with a value of $10,200 for salary and expenses owed to an employee.

3. Convertible Debenture

      In August 2000, EyeCity completed a private placement "bridge" offering pursuant to which it has sold, to certain accredited investors, sixteen and one - quarter units (each a "Unit") for gross proceeds of $1,625,000, each Unit consisting of a $100,000 10% Secured Convertible Debenture due 2003 ("Debentures") and warrants ("Warrants") to purchase 400,000 shares of EyeCity's common stock. The Debentures are secured by EyeCity's assets, subject to certain exceptions, and are subordinate to certain other obligations of EyeCity. The Debentures are convertible into common stock at the rate of $.50 per share, and the Warrants are exercisable for common stock at $1.00 per share, in each case, subject to standard anti-dilution protection. EyeCity can require conversion of the Debentures under certain circumstances, and the Debentures are redeemable at EyeCity's option. The Warrants are, under certain circumstances, redeemable by EyeCity for $.05 per warrant. EyeCity intends to use the proceeds of the offering for working capital purposes. The securities have not been registered under the Securities Act of 1933 (although EyeCity has an obligation to effect registration of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants) and may not be offered or sold in the United States absent such registration or an applicable exemption.

4. Effect of Recently Issued Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In recent actions, the SEC has further delayed the required implementation date which, for the Company, will be no later than the fourth quarter of fiscal 2001, retroactive to the beginning of the fiscal year. Although the Company cannot fully assess the impact of SAB 101 at this time, the Company's preliminary conclusion is that the implementation of SAB 101 will not have a material effect on the timing of when the Company recognizes revenue.

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

      In furtherance of implementing its B2B and B2P business model, EyeCity previously signed a non-binding letter of intent to acquire, subject to negotiating definitive agreements and to obtaining necessary financing, a professional optical buying group that has in excess of 2,000 optometrists in its network. Although this letter of intent has lapsed, the Company is continuing to negotiate a definitive agreement with this buying group, subject to obtaining necessary financing. However, there can be no assurance that this transaction will be consummated. EyeCity hopes to provide these optometrists with a fully integrated transaction network, linking manufacturers, suppliers, service providers, distributors of eye and healthcare products and services, practices and patients, thereby enabling eyecare professionals to achieve lower operating costs, greater productivity and a superior level of patient service. See "Investment Considerations."

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

Results of Operations

      Net revenues for the nine and three month periods ended September 30, 2000 were approximately $2,058,000 and $682,000, respectively, as compared to approximately $1,531,000 and $979,000 in the corresponding periods in the prior year. The increase in revenues for the nine month period is principally attributable to the acquisitions of Peeper's in May 1999, and SunSource Technology, Inc. ("SunSource") in June 1999. Peeper's and SunSource are online optical product retailers whose aggregate revenues for the nine and three month periods ended September 30, 2000 were approximately $1,895,000 and $636,000, respectively. The decrease in the three month period is primarily due to lost sales from the inability to show our largest supplier on our websites.

      Cost of revenues for the nine and three month periods ended September 30, 2000 were approximately $1,447,000 and $487,000, respectively, as compared to approximately $1,089,000 and $709,000 in the corresponding periods in the prior year. The increase in the nine month period is due primarily to costs associated with increased sales volume and costs associated with product sales by Peeper's. The decrease in the three month period is due primarily to lost sales from the inability to show our largest supplier on our websites.

      Gross profit amounted to approximately $612,000 (29.7% of net revenues) and $195,000 (28.5% of net revenues) in the nine and three month periods ended September 30, 2000, respectively, as compared to $442,000 (28.9% of net revenues) and $270,000 (27.6% of net revenues) in the corresponding periods in the prior year. The percentage increase in gross profits was primarily due to increased sales of higher margin items.

      General and administrative expenses approximated $2,460,000 and $953,000 for the nine and three month periods ended September 30, 2000, respectively, as compared to approximately $2,176,000 and $1,083,000 for the corresponding periods in 1999. The increase in general and administrative expenses for the nine month period was primarily due to increases in salaries and related expenses due to an increase in headcount.

      Depreciation and amortization expenses were approximately $1,362,000 and $461,000 for the nine and three month periods ended September 30, 2000, respectively, as compared to approximately

$592,000 and $370,000 in the corresponding periods in 1999. The increase is principally attributable to amortization of goodwill and other intangible assets resulting from various acquisitions including Peeper's and SunSource.

      Technology and development expenses were approximately $215,000 and $52,000 for the nine and three month periods ended September 30, 2000, respectively, as compared to approximately $177,000 and $51,000 in the corresponding periods in 1999. These expenses related to the development of the eyecity.com SuperSite.

      Interest expense was approximately $286,000 and $150,000 for the nine and three month period ended September 30, 2000, respectively, as compared to approximately $121,000 and $71,000 in the corresponding periods in 1999. This increase is primarily related to the accretion recorded on the discount of the non-interest bearing promissory notes issued in conjunction with the acquisitions of Peeper's and SunSource as well as the valuation of stock and warrants for the conversion of debt. See "Liquidity and Capital Resources".

Liquidity and Capital Resources

      As of September 30, 2000, EyeCity had negative working capital (total current assets less total current liabilities) of approximately $1,348,000. EyeCity believes that its currently available funds will be sufficient to meet its anticipated working capital needs through the end of November 2000. Thereafter, EyeCity will need to raise substantial additional funds to implement anticipated capital expenditures and business expansion and repay indebtedness and other obligations due in the second half of fiscal 2000. If EyeCity is unable to raise additional funds, EyeCity will have to cease its operations.

      In this regard, EyeCity expects that it will need to raise in the near term $500,000 to continue its current operations through December 2000, approximately $1,500,000 to satisfy its current obligations, and approximately $5,000,000 to fund its refocused business plan. EyeCity is seeking to raise such funds through the Unit Offering, but there is no assurance that such funds will be available, or if available, will be available on the terms proposed in the Unit Offering.

      As of September 30, 2000, EyeCity had approximately $449,000 of cash and cash equivalents. As of September 30, 2000, EyeCity's principal commitments consisted of:

      o     accounts payable of approximately $1,085,282;
      o interest bearing promissory notes issued to sellers in connection with prior acquisitions by EyeCity in the aggregate amount of $928,000 which mature in whole or in part at the earlier of dates ranging from July 15, 2000 to May 23, 2002 (the Company is currently in compliance with its payment obligations under these notes);
      o     notes payable to vendors of approximately $30,000;
      o $50,000 of 10% subordinated convertible promissory notes, due October 1, 2003;
      o $185,000 of deferred salary for officers. Included in this amount is deferred salaries owed to Mark Levin of $86,500, Mark Suroff of $86,500 and Daniel Thralow of $12,000.
      o     obligations outstanding under operating leases; and
      o     obligations outstanding under capital leases.

      In addition, in connection with EyeCity's establishing an electronic exchange providing end-to-end B2P and B2B e-commerce solutions for eyecare professionals, EyeCity signed a non-binding letter of intent to acquire a professional optical buying group that has in excess of 2000 optometrists in its network.

      During 1998, EyeCity issued $362,500 of subordinated convertible promissory notes. The notes bear interest at a rate of 10% per annum, payable quarterly. The notes are convertible into EyeCity's common stock at a price of $1.25 per share at the option of the holder at any time. EyeCity has the right to prepay the notes if the market price of EyeCity's common stock equals or exceeds $2.50 per share for ten consecutive trading days at any time. The notes are repayable in twelve quarterly principal payments commencing on October 1, 2000. In March 1999, $25,000 of the notes were repaid prior to maturity. Between October 1999 and April 2000, $137,500 of the notes were converted into 110,000 shares of common stock. On August 3, 2000, $150,000 of the notes were converted into 300,000 shares of EyeCity common stock resulting in an additional charge of $90,000 and 150,000 three-year warrants exercisable at $1.00 per share valued at $6,000. The value of these additional equity securities issued of $96,000 has been recorded as interest expense in the third quarter. The current outstanding principal balance of the notes is $50,000.

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

      For the nine months ended September 30, 2000, EyeCity used approximately $2,569,000 in connection with its operating activities, principally to fund its net loss of approximately $4,062,154, as well as increases in operating assets such as prepaid expenses and decreases in operating liabilities such as accounts payable and accrued expenses.

      For the nine months ended September 30, 2000, net cash used in investing activities approximated $203,000. This is primarily attributable to cash paid for the development of the website and the purchase of property and equipment.

      For the nine months ended September 30, 2000, net cash provided by financing activities approximated $3,045,000, primarily from the sale of common stock and issuance of convertible debentures.

Financing Activity

      Historically, EyeCity has financed its cash requirements primarily through private placements of its securities. As of September 30, 2000, EyeCity has raised gross proceeds of $1.0 million in a 1997-1998 offering of shares of its common stock and gross proceeds of $4,909,500 in private placements of its common stock in 1999-2000. The proceeds of the private placements are being or have been used to complete the acquisitions of Peepers.com, Binoculars.com, EyeGlassPlace.com, SunglassSite.com, OpticalSite.com, Abeam.com and certain assets of Impact Eyewear, to build the eyecity.com SuperSite, for initial marketing and advertising of the SuperSite, as well as general corporate purposes.

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

      In August 2000, the placement agent completed for EyeCity a private placement "bridge" offering pursuant to which EyeCity has sold, to certain accredited investors, sixteen and one - quarter units (each a "Unit") for gross proceeds of $1,625,000, each Unit consisting of a $100,000 10% Secured Convertible Debenture due 2003 ("Debentures") and warrants ("Warrants") to purchase 400,000 shares of Eyecity's common stock. The Debentures are secured by Eyecity's assets, subject to certain exceptions, and are subordinate to certain other obligations of Eyecity. The Debentures are convertible into common stock at the rate of $.50 per share, and the Warrants are exercisable for common stock at $1.00 per share, in each case, subject to standard anti - dilution protection. Eyecity can require conversion of the Debentures under certain circumstances, and the Debentures are redeemable at Eyecity's option. The Warrants are, under certain circumstances, redeemable by Eyecity for $.05 per warrant. Eyecity intends to use the proceeds of the offering for working capital purposes. The securities have not been registered under the Securities Act of 1933 (although Eyecity has an obligation to effect registration of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants) and may not be offered or sold in the United States absent such registration or an applicable exemption.

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

      The independent auditor's report included in the Form 10-KSB for the year ended December 31, 1999 raises issues about EyeCity as a going concern, including issues regarding recurring losses from operations and working capital deficiency. As of September 30, 2000, EyeCity had negative working capital of approximately $1,348,000.

      We believe that our currently available funds will be sufficient to meet our anticipated working capital needs through the end of November 2000. Thereafter, we may need to raise additional funds. We may need to raise additional funds sooner in order to fund our business plan, including more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we raise additional funds through the issuance of equity or convertible debt securities (including through the issuance of Units), the percentage ownership of our current stockholders will be reduced, our stockholders may experience additional dilution and such securities may (and in the case of the Units, will) have rights, preferences and privileges senior to those of our Common Stock. There can be no assurance that the Unit Offering will be consummated or that if the Unit Offering is not consummated that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue to implement our business plan. This inability could have a material adverse effect on our business, results of operations and financial condition.

Losses.

      The Company has incurred significant losses from operations for the years ended December 31, 1998 and 1999 and for the nine months ended September 30, 2000 ($1,410,324, $4,130,832 and $4,062,154, respectively), and there can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company's working capital deficit was approximately $166,000, $2,092,000 and $1,348,000 as of December 31, 1998, 1999 and September 30, 2000, respectively.

We cannot assure you that our sales growth will continue at historical rates.

      Since our formation in May 1996, and especially since our acquisitions effected in the second quarter of 1999, we have experienced net sales growth increasing from approximately $26,000 in 1997 to approximately $96,000 in 1998 and approximately $2,633,000 in 1999. Unaudited net sales were approximately $2,058,000 for the nine months ended September 30, 2000. However, we cannot predict whether the rate of growth in net sales will decrease in future periods, which would have an adverse effect on profitability.

We obtain a large percentage of our inventory from a limited number of suppliers.

      Our top three suppliers accounted for approximately 23.5% and 13.9% of our inventory in 1999 and the nine months ended September 30, 2000, respectively. In the event that any of these suppliers, or other significant suppliers, could no longer supply us with optical products, or refused to ship us product for any reason, including credit concerns or concerns regarding the Company's future viability, we may not be able to secure other adequate sources of supply, or may not be able to obtain our inventory on terms as favorable to us as our current supply. Either circumstance could adversely affect us by increasing our costs or, in the event adequate replacement supply cannot be secured, could cause us to lose sales and customers and would have a material adverse effect on our business.

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

      As of September 30, 2000, Messrs. Levin, Suroff, Mouyiaris and Ms. Novick (each directors of the Company) own, in the aggregate, 3,391,000 shares of our common stock and control approximately 27.46% of the aggregate voting power of all outstanding shares. Acting together, these stockholders can effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of EyeCity that might otherwise be beneficial to stockholders and may also discourage acquisition bids for EyeCity and limit the amount certain investors may be willing to pay for shares of Common Stock. Further, Mr. Mouyiaris has the contractual right to appoint two members of EyeCity's board of directors, and at least one of these members must approve of the following transactions:

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

      Sales of substantial amounts of our Common Stock (including shares issued upon the exercise of outstanding options) in the public market in the future could adversely affect the market price of our Common Stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we think appropriate. As of September 30, 2000, there were 12,347,814 shares of Common Stock outstanding, of which 9,839,989 were restricted securities under the Securities Act of 1933, as amended (the "Securities Act"). As of September 30, 2000, 6,227,598 restricted securities were eligible for sale in the public market. The remaining restricted securities will be eligible for sale from time to time thereafter upon expiration of applicable holding periods under Rule 144 under the Securities Act. Further, holders of 2,043,334 of these restricted shares have so-called "piggy-back" registration rights which require these shares of Common Stock to be registered for sale in our future registrations, subject to certain restrictions. In addition, as of September 30, 2000, there were outstanding options to purchase 3,194,500 shares of our Common Stock. Substantially, all of the shares issuable upon exercise of such options will be restricted securities under the Securities Act and not eligible for sale in the public markets until the underlying securities are registered on a Form S-8.

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

Item 2. - Sales of Unregistered Securities

      During the nine months ended September 30, 2000 EyeCity privately sold an aggregate of 2,475,000 shares of its common stock to 63 investors in unrelated transactions of which 1,745,000 shares were sold for $1 per share, 50,000 shares were sold for $0.75 per share and 680,000 shares were sold for $0.50 per share generating gross proceeds of $2,122,500. The investors who purchased 680,000 shares of common stock at $.50 per share also received three year warrants to purchase 680,000 shares of common stock at an exercise price of $1.00 per share. In connection with the sale of $1,465,000 of these shares, EyeCity paid to James
J. Armenakis a commission equal to $232,000, issued 180,500 shares of EyeCity common stock and issued warrants to purchase 68,000 shares of EyeCity common stock at an exercise price of $1.00 per share. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"). Each of these investors represented that he or she was an accredited investor as defined by the rules promulgated under the Securities Act.

      In August 2000, EyeCity completed a private placement "bridge" offering pursuant to which it has sold, to certain accredited investors, sixteen and one
- quarter units (each a "Unit") for gross proceeds of $1,625,000, each Unit consisting of a $100,000 10% Secured Convertible Debenture due 2003 ("Debentures") and warrants ("Warrants") to purchase 400,000 shares of EyeCity's common stock. The Debentures are secured by EyeCity's assets, subject to certain exceptions, and are subordinate to certain other obligations of EyeCity. The Debentures are convertible into common stock at the rate of $.50 per share, and the Warrants are exercisable for common stock at $1.00 per share, in each case, subject to standard anti-dilution protection. EyeCity can require conversion of the Debentures under certain circumstances, and the Debentures are redeemable at EyeCity's option. The Warrants are, under certain circumstances, redeemable by EyeCity for $.05 per warrant. EyeCity intends to use the proceeds of the offering for working capital purposes. The securities have not been registered under the Securities Act of 1933 (although EyeCity has an obligation to effect registration of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants) and may not be offered or sold in the United States absent such registration or an applicable exemption. In connection with the sale of the Debentures EyeCity issued placement agent Warrants to purchase 406,250 shares of EyeCity common stock at an exercise price of $.50 per share. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act. Each of these investors represented that he or she was an accredited investor as defined by the rules promulgated under the Securities Act.

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27 Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company filed a Current Report on Form 8-K dated September 6, 2000 (date of earliest event reported) reporting under Item 5 - Other Events. No financial statement was filed with the Report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EYECITY.COM, INC.


November 10, 2000                         By: /s/ Mark H. Levin
                                              ----------------------------------
                                              Mark H. Levin, President,
                                              Chief Executive Officer (principal
                                              executive officer) and Director