Form 10KSB40
period 2000-12-31
EYECITY COM INC
filed 2001-04-02
CIK 1096337

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - KSB

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission File Number 0-27561

                                EYECITY.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                    11-3327465
(State or Other Jurisdiction  of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                  199 Lafayette Drive, Syosset, New York 11791
                    (Address of Principal Executive Offices)
                                 (516) 496-6070
                (Issuer's Telephone Number, Including Area Code)

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

Issuer's revenues for the fiscal year ended December 31, 2000:  $2,544,000.

The approximate aggregate market value of shares of Common Stock held by non-affiliates of the registrant was approximately $562,000 as of March 26, 2001.

The number of shares of Common Stock outstanding was 13,506,714 as of March 26, 2001.

Transitional Small Business Disclosure Format.        Yes |_|          No |X|

                                     PART I

--------------------------------------------------------------------------------
This report contains certain forward looking statements, which may involve known and unknown material risks, uncertainties and other factors not under EyeCity's control including without limitation its ability to operate as a going concern, the need for additional financing, the impact of competition, the management of growth, compliance with applicable regulatory requirements, EyeCity's ability to implement its long term business plan for acquiring complementary businesses and EyeCity's ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and achievements of EyeCity to be materially different from EyeCity's expectations.
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

General

      EyeCity.com, Inc. ("EyeCity") in January 2001 refocused its business strategy and is currently engaged in the marketing, distribution and retail sale over the Internet of its EyeTools(R) computer glasses intended to relax the eyes and ameliorate visual discomfort, focus difficulties, headaches and other related problems associated with Computer Vision Syndrome (CVS) and Foggles(R) optical products for the aviation, hunting and shooting industries through distributors, catalogues, direct advertising, retail stores and the Internet.

      In addition, EyeCity previously announced that it intends to establish a turnkey business-to-business ("B2B") and business -to-professional ("B2P") electronic exchange providing end-to-end B2B and B2P e-commerce solutions to the eyecare professional. In this regard, EyeCity expects to offer a suite of services, including, e-commerce store design and fulfillment services to professional eyecare providers including ophthalmologists, optometrists, and opticians who want to create their own customized online stores, providing full e-commerce capabilities for their patients and customers. Subject to obtaining appropriate financing, EyeCity plans to provide the tools and systems necessary for eyecare providers to function in e-commerce markets, including merchandise selection and sourcing, storefront creation, hosting, advertising, customer service, credit card processing and fulfillment services.

      EyeCity's B2B and B2P e-commerce model is also intended to help such eye care providers retain customer relationships and increase sales. Unlike traditional affiliate programs that refer customers to other web sites to shop, EyeCity's B2B and B2P program is intended to enable eyecare providers to drive traffic to their own stores, thereby building loyalty and repeat sales. With EyeCity's planned suite of e-commerce service, such eye care providers will be able to customize their online store to the unique interests of their audience. Products offered for sale would be available through EyeCity's extensive database, with transaction processing that creates a single unified shopping experience that is seamless to the customer. See "Investment Considerations."

      EyeCity markets its patented EyeTools computer eyeglasses, which were developed to relieve Computer Vision Syndrome ("CVS"), a potentially debilitating condition that results in headaches, blurred vision and eyestrain often associated with CVS under the website ergovision.com. EyeTools computer eyeglasses feature a patented lens technology that enables the computer user to focus more clearly by minimizing glare and equalizing all sources of ambient lighting, such as from windows and overhead sources.

      From EyeCity's inception through December 1998, EyeCity's business strategy was to become a leading producer, distributor and marketer of ergonomic computer eyewear products designed to alleviate health-related problems associated with CVS. In January 1999, EyeCity refocused its business strategy to capitalize on the internet retailing opportunities associated with the optical product industry. In this regard, in 1999 EyeCity acquired Eye Glass Place.com, Inc., Peeper's Sunglasses and Accessories, Inc. and SunSource Technology, Inc. See Note 6 of "Notes to Consolidated Financial Statements" for additional information regarding these acquisitions. In January 2001 the Company divested itself of substantially all of its business-to-consumer ("B2C") acquired websites, including Binoculars.com, Peepers.com, and EyeGlassPlace.com, which generated substantially all of the Company's sales in 1999 and 2000 as well as its centralized Minnesota distribution facility that was used to coordinate and process order fulfillment and customer service for all of its websites. The Company is outsourcing the websites OpticalSite.com, SunglassSite.com and Abeam.com until they are disposed of.

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

      EyeCity was incorporated in May 1996 in New York under the name Ergovision, Inc., and reincorporated in Delaware in April 1997 under the name Ergovision, Inc. In May 1999, Ergovision, Inc. changed its name to EyeCity.com, Inc. EyeCity's principal executive offices are located at 199 Lafayette Drive, Syosset, New York 11791, and its telephone number is 516-496-6070.

Industry Overview

      During the 1980's and 1990's, there has been an unparalleled growth in the computer industry. The installed base of PCs currently exceeds 80 million in the U.S. and 200 million worldwide according to the January 1995 issue of Spectrum Magazine. Information Week magazine reports that 82 million personal computers were shipped worldwide in 1997 alone. According to IDC/LINK Research and Data Quest, 44%-47% of the 80 million American homes have computers.

      As the demand for computers has significantly increased so has the rate of health problems believed to be related to the use of computers. "In fact nearly all surveys (NIOSH, CAL/OSHA, AMA) of computer workers show that vision related problems are the most frequently reported health concern by VDT operators [3 out of 4]," according to a report by VDT Solution entitled "Ergonomic Insights & Innovations for the Computer Workplace." Moreover, a news release from the American Optometric Association (1997) stated that Computer Vision Syndrome is an epidemic that costs American companies and employees $1.9 billion per year to diagnose and treat.

      Anyone using a computer regularly for two hours or more a day is at risk, according to James Sheedy, OD, Ph.D., Chief of the VDT Eye Clinic at the University of California at

Berkeley. According to the World Health Organization, while it appears that VDT's do not lead to permanent damage to the eyes, visual discomfort is so widespread among operators that it must be regarded as a health problem.

      Work at a VDT causes visual discomfort from the glare reflected from the VDT as well as reflections off of the keyboard and all other surfaces or other sources of light directed at the eyes that are in the vicinity of the VDT. A variety of approaches have been used to create a less distracting and less stressful visual environment. Overhead luminares have been shielded or utilized with dimmers or diffusers. Windows have been covered with venetian blinds and the general level of overhead lighting has been lowered. In some instances, polarization filters, micromesh filters or color filters have been positioned in front of the viewing screen to minimize glare. However, such approaches have had less than a desirable result. For example, while the use of anti-glare screens has had an impact on relieving CVS, they simply filter light reflected off the monitor glass. Therefore, the effect of ambient lighting from multiple sources is not addressed by this technique. Whenever the eye's gaze is changed from an object of one luminance level to an object of a different luminance level, a period of time is required for adaptation to the second level. The greater the difference in these luminance levels, the longer the eye requires to effect this adaptation. The sensitivity of the eye to detect and follow detail from a VDT is maximized when the eye is properly adapted to the luminance level at which it is looking and the eye is in a relaxed state.

Business Strategy

The Company's short-term objective is to establish a strong brand name and corporate identity through retail distribution, internet alliances and sales, and direct mail. The Company's long-term business objective is to become a leading provider of ergonomic and computer accessory products that improve the health and safety of workers in the workplace and at home. When possible, the Company intends to introduce proprietary products, but may also market products produced by others. While the Company intends to emphasize the sale of products under its own branded label to foster name recognition and build brand loyalty, it may also sell products under private label to other companies with existing distribution systems.

      Management has formulated a multifaceted marketing strategy for its EyeTools computer eyeglasses and EyeTools eyedrops products. The Company intends to:

o Gain brand name recognition and distribution into computer retailers by developing relationships with national computer distributors and manufacturers representatives. The Company will support its retail sales effort through co-op and market development funds, along with advertising, in-store product demonstrations, sales materials, public relations, bundling with other successful products, and other means to help achieve push-through. The promotional efforts will be spearheaded by a large strategic sales company.

o Gain direct sales to computer retailers and bookstores by developing response-oriented trade advertising and public relations campaigns.

o Gain direct sales to consumers by developing an Internet presence via advertising, listing opportunities on government and other sites, developing promotional relationships with other Internet companies, and by providing valuable information on the benefits of ergonomically designed computer products.

o Develop a consumer public relations campaign, a school educational campaign and a print advertising campaign for magazines and computer catalogs.

o Gain direct sales to corporations seeking to improve worker conditions and productivity by using mailings, a direct sales force and educational and testing programs.

o Market a second generation product to retail optical chains and optometrists and to file for patent protection where applicable on the second generation product.

Products

      EyeCity currently operates the following websites, offering the following products:

         ----------------------------------------------------------------
                    Websites                        Products
                    --------                        --------
         ----------------------------------------------------------------
                 Ergovision.com          Computer Glasses and eyedrops
         ----------------------------------------------------------------
                  Foggles.com             Sports and lifestyle glasses
         ----------------------------------------------------------------

      EyeCity's principal merchandising strategy is to distinguish its websites by offering proprietary optical products. EyeCity currently carries the following merchandise lines:

      o EyeTools Computer Eyewear Products. EyeCity offers three different styles of its patented EyeTools computer glasses. EyeTools are intended to relax the eyes and ameliorate visual discomfort, focus difficulties, headaches and other related problems associated with CVS. EyeCity also offers EyeTools computer eyedrops which are designed to treat dry eye syndrome caused by prolonged computer use.

      o Foggles Sports And Lifestyle Glasses. EyeCity offers Foggles patented optical products for the aviation, hunting and shooting industries through distributors, catalogues, direct advertising, retail stores and the Internet.

      o Accessories. EyeCity sells cords, cleaning cloths, eyeglass cases and other related optical accessories. EyeCity intends to increase its optical accessory sales by devoting additional resources to improve the quality, breadth and visual presentation of such merchandise.

Marketing and Promotion - see above "Business Strategy"

Distribution, Fulfillment and Inventory

      Currently, EyeCity's websites operate as independent entities and orders are accumulated and processed. Under the present system, once an order is received, EyeCity checks the order against its inventory. Orders are shipped through one of several channels, as selected by the customer, including regular U.S. mail, United Parcel Service, second-day air or overnight courier, with shipping charges varying by the carrier selected. Orders are shipped the same day that they are placed if the product is in stock. If the customer desires to order the currently out-of-stock product, it is back-ordered and is shipped to the customer as soon as it is available.

      EyeCity's success depends, in part, on its ability to provide prompt, accurate and complete service to its customers on a competitive basis, and its ability to purchase and promote products, manage inventory, ship products, manage sales and marketing activities and maintain efficient operations. A significant disruption in EyeCity's management or websites could adversely affect EyeCity's relations with its customers and its ability to manage its operations and would have a material adverse effect on EyeCity's business, financial condition and results of operations. EyeCity's ability to compete effectively and to manage future growth, if any, will require EyeCity to continue to improve its financial and management controls and to expand, train and manage its employee base. EyeCity's failure or inability to accomplish any of these goals could have a material adverse effect on its business, financial condition and results of operations.

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

      EyeCity's success depends, in part, on its ability to provide prompt, accurate and complete service to its customers on a competitive basis, and its ability to purchase and promote products, manage inventory, ship products, manage sales and marketing activities and maintain efficient operations. A significant disruption in EyeCity's management or websites could adversely affect EyeCity's relations with its customers and its ability to manage its operations and would have a material adverse effect on EyeCity's business, financial condition and results of operations. EyeCity" ability to compete effectively and to manage future growth, if any, will require EyeCity to continue to improve its financial and management controls and to expand, train and manage its employee base. EyeCity's failure or inability to accomplish any of these goals could have a material adverse effect on its business, financial condition and results of operations.

Competition

      While the Company is not aware of any other company selling computer eyeglasses designed to both facilitate the eye's adjustment to variations in ambient light and to reduce glare from VDTs, there are a number of companies which produce tinted computer eyeglasses and sunglasses which are marketed as products that help reduce glare from VDTs. The Company believes that sunglasses are not effective in the VDT environment because they block out too much light. EyeTools will also compete with several other existing products designed to reduce glare from VDTs, such as polarization filters, micromesh filters, color filters and hoods, as well as anti-reflection coatings applied to glare screens and prescription eyeglasses. These products are produced and sold to the consumer by several VDT original equipment manufacturers and by manufacturers of computer enhancement products, ranging from large corporations with significant resources to small privately-owned niche companies. Entry into the non-prescription eyewear market is not capital intensive and the Company could face competition from large lens and eyeglass manufacturers should they choose to do so, as well as from others.

      The Company's EyeTools computer eyedrops will compete with large and well financed manufacturers of ophthalmic eyedrops, which are marketed as solutions which relieve eye discomfort or produce artificial tears to moisten dry eyes. These manufacturers, which include Alcon Laboratories, Inc., Allergan, Inc., Bausch & Lomb and Pfizer, Inc., account for the vast majority of over-the-counter eye drop sales in the United States under such brands as Clear Eyes, Murine Plus and Visine (which are designed to relieve eye discomfort) and Hypotears, Refresh and Tears Naturale (which are designed to relieve dry eyes). While these products have not been specifically marketed to computer users in the past, Bausch & Lomb has recently introduced eyedrops expressly designed for the computer user market. All of such manufacturers have significantly more resources than the Company. The Company will seek to compete with Bausch & Lomb and others who may enter this market by entering into arrangements with computer manufacturers and computer retailers for inclusion of EyeTools computer eyedrops (with its EyeTools computer eyeglasses product) in the computer packaging and by packaging EyeTools computer eyedrops with its EyeTools computer eyeglasses (when EyeTools is otherwise sold) to develop name recognition.

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

      At present, EyeCity does not collect sales or other similar taxes in connection with the sale of its products to consumers located outside the state of New York. From time to time, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing or internet-based companies such as EyeCity. A successful assertion by one or more states that EyeCity should have collected or should be collecting sales taxes on the sale of its products could result in additional costs and administrative expenses to EyeCity and corresponding price increases to its customers, which could adversely affect EyeCity's business, financial condition and results of operations.

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

      In addition to requiring a valid prescription, a substantial number of states also require that prescription eyewear only be dispensed by a person licensed to do so under that state's laws. A dispenser may be required to be licensed as an optometrist, ophthalmologist, optician, ophthalmic dispenser or prescription eyewear dispenser, depending on the state in which the customer is located. Also, certain states require that prescriptions only be filled in facilities registered with such states. EyeCity formerly employed an optician at its Duluth, Minnesota facility; however, neither EyeCity nor any of its employees is a licensed or registered dispenser of contact lenses in any of the other states in which EyeCity expects to do business nor are any of EyeCity's facilities registered with any state in connection with the dispensing of prescription eyewear. EyeCity has not initiated the application or registration process in any jurisdiction, but it intends to do so where appropriate. The laws in a number of states effectively prohibit the sale of prescription eyewear through the mail by requiring that a person licensed under that state's law to dispense prescription eyewear be in personal attendance at the place of sale. Lastly, there are several states in which the laws and regulations do not specifically address the issue of who may dispense prescription eyewear or are unclear with respect to the requirements for dispensing prescription eyewear. For many of the laws described in this paragraph, it is not clear whether some or all of these laws would be applicable to EyeCity or whether the states that have enacted these laws would have jurisdiction over EyeCity.

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

      EyeCity has received a marketing clearance (as a device substantially equivalent to an existing category of ophthalmic device) for its EyeTools(R) line of computer glasses from the Federal Food and Drug Administration following a "Section 510(k) Submission."

Intellectual Property

      EyeCity holds rights, title and interest to six U.S. patents for various specialized eyeglasses, as set forth in Table I below.

      EyeCity holds rights, title and interest in the United States to three registered trademarks (Beamblockers and Design #1,196,550, filed October 13, 1998; Foggles #1,210,355 filed September 18, 1982 and EyeTools # 2,350,708 filed July 29, 1998), and to certain trademark applications pending in the U.S. Patent and Trademark Office, used or intended to be used in connection with its products and services, or for which it has obtained rights at common-law, based on use in interstate commerce, (see Table II below). EyeCity believes that such marks represent significant value and goodwill to the company in marketing its products and services. EyeCity has entered into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with whom it conducts business, in order to limit access to and disclosure of its proprietary information. However, there can be no assurance that these contractual arrangements or the other steps taken by EyeCity will prove sufficient to prevent misappropriation of EyeCity's technology or to deter independent third-party development of similar technologies.

      EyeCity has rights in various domain names, certain of which it presently uses to market its services, as set forth below in Table III. EyeCity believes that such domain names represent significant value and goodwill to the company in marketing its products and services. If third parties obtain rights to use similar domain names, these third parties may confuse EyeCity's customers and cause its customers to inadvertently place orders with these third parties, which could result in lost sales for EyeCity and could damage its brand. Due to the unique nature of domain names, EyeCity may have only limited proprietary rights in its domain names, except to the extent greater protection is granted under trademark or tradename law. As a result, EyeCity cannot assure you that it will be able to retain the use of certain of its domain names, which could have a material adverse affect on EyeCity's business.

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

                                     PATENTS

         Title                  Issued           Expiration        Patent Number

Eyewear With Translucent        9/11/84            1/11/02           4,470,673
Superior field of view

Eyewear With Translucent        9/24/85            9/24/02           4,542,964
Superior Field of View

Visual Occlusion                10/6/87            10/6/04           4,698,022
Apparatus For Pilot
Training

Eyewear Having                  7/11/95            1/10/14           5,432,568
Translucent Superior And
Inferior Fields of View

Night Driving Glasses           6/27/95            6/27/12           5,428,409

Translucent Eyewear            12/12/00           11/18/18           6,159,397
Lenses and Method Of
Manufacture Therefor

                                    TABLE II
                     PENDING MATERIAL TRADEMARK APPLICATIONS

Mark Name                  App #
                           App. Date

ABEAM                      75/777533
                           August 16, 1999

EYECITY                    75/673817
                           April 05, 1999

EYECITY.COM                75/673816
                           April 05, 1999

EYETOOLS                   75/459288
                           March 30, 1998

ICITY                      75/673815
                           April 05, 1999

ICITY.COM                  75/673814
                           April 05, 1999

OPTICALSITE                75/721891
                           June 4, 1999

SUNGLASSSITE               75/777534
                           August 16, 1999

                                    TABLE III

                           DOMAIN NAMES PRESENTLY USED

foggles.com                              sunglasssite.com
ergovision.com                           abeam.com
eyecity.com                              opticalsite.com

      In addition, EyeCity in 1999 acquired a three year non-exclusive license from Yahoo! Inc. to use the "Yahoo!" name and logo for the distribution and marketing of eyewear and eyewear accessories throughout the United States. In connection with this license, EyeCity was required to pay to Yahoo! Inc. an amount equal to the greater of (i) a percentage-based royalty, or (ii) a minimum guaranteed royalty. Contemporaneously with this transaction, EyeCity entered into a distributor agreement with Sun Optics d/b/a Insight Eyeworks, Inc., under which Insight would manufacture, market and distribute the Yahoo! eyewear and eyewear accessories in traditional retail channels in the United States other than through the Internet and other e-commerce channels.

Employees

      As of March 23, 2001, EyeCity employed 5 full-time employees. None of EyeCity's employees are covered by collective bargaining agreements and EyeCity believes that its relations with its employees are good. EyeCity is dependent to a large degree on the services of its management team, particularly Mark H. Levin, its President and Chief Executive Officer, and Mark R. Suroff, its Chief Operating Officer, Executive Vice President, Secretary and Treasurer. The loss of any of EyeCity's key executives could have a material adverse effect on EyeCity. EyeCity does not maintain key man insurance coverage on any of its employees.

Investment Considerations Relating To Our Business

      In analyzing an investment in the Company, one should carefully consider the investment considerations described below. If any of the matters contemplated by the following investment considerations occur, our business, financial condition or results of operations could be materially adversely affected.

We may not be able to continue operating as a "going concern" without additional capital through public or private offerings.

      As of December 31, 2000, EyeCity had negative working capital of approximately $1,973,000. We believe that our currently available funds will be sufficient to meet our anticipated working capital needs through the end of April 2001. Thereafter, we need to raise additional funds. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, our stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our Common Stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue to implement our business plan. This inability could have a material adverse effect on our business, results of operations and financial condition.

Losses.

      The Company has incurred significant losses from operations for the years ended December 31, 1998, 1999 and 2000 ($1,410,324, $4,130,832 and $5,488,329,
respectively), and there can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company's working capital deficit was approximately $166,000, $2,092,000 and $1,973,000 as of December 31, 1998, 1999 and 2000,
respectively.

Our sales growth will not continue at historical rates.

      Since our formation in May 1996, and especially since our acquisitions effected in the second quarter of 1999, we have experienced net sales growth increasing from approximately $26,000 in 1997 to approximately $96,000 in 1998 and approximately $2,633,000 in 1999. Net sales were approximately $2,544,000 in 2000. However, with the disposition in January 2001 of substantially all of its business-to-consumer websites, sales will materially decrease.

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

A portion of our sales may not comply with applicable state laws and regulations governing the delivery and sale of prescription eyewear.

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

We are dependent to a large degree on the services of our management team.

      We are dependent to a large degree on the services of our management team, particularly Mark H. Levin, our President and Chief Executive officer, and Mark
R. Suroff, our Chief Operating Officer, Executive Vice President, Secretary and Treasurer. In July 1998, Messrs. Levin and Suroff each entered into employment agreements with us which were amended in July 2000. The loss of any of our key executives could have a material adverse effect on us. Our ability to manage our anticipated growth will depend on our ability to identify, hire and retain highly skilled management and technical personnel. Competition for such personnel is intense. As a result, we cannot assure you that we will be successful in attracting and retaining such personnel, and the failure to attract and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers and directors have the ability to effectively control substantially all actions taken by our stockholders.

      As of December 31, 2000, Messrs. Mark H. Levin, Mark R. Suroff, Nikos P. Mouyiaris and Ms. Barbara Novick (each directors of the Company) own, in the aggregate, 3,491,000 shares of our common stock and control approximately 27.32% of the aggregate voting power of all outstanding shares. Acting together, these stockholders can effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of EyeCity that might otherwise be beneficial to stockholders and may also discourage acquisition bids for EyeCity and limit the amount certain investors may be willing to pay for shares of Common Stock. Further, Mr. Mouyiaris has the contractual right to appoint two members of

EyeCity's board of directors, and at least one of these members must approve of the following transactions:

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

We conduct our operations through off site facilities.

      The Company presently has substantially all of our inventory stored and shipped from distribution centers controlled by third parties. We depend in large part on the orderly operation of the receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution centers by third parties. We cannot assure you that we have anticipated all of the changing demands that our operations will impose on these receiving and distribution systems or that events beyond our control, such as disruptions in operations due to labor disagreements, shipping problems, fires or natural disasters, will not result in a material adverse effect on our business, results of operations and financial condition.

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

      At present, we do not collect sales or other similar taxes in connection with the sale of our products to consumers located outside the state of New York. From time to time, various states have sought to impose state sales tax collection obligations on out-of-state companies such as ours conducting direct marketing activities. A successful assertion by one or more states that we should have collected or should be collecting sales taxes on the sale of our products could result in additional costs and administrative expenses to us and corresponding price increases to our customers, which could adversely affect our business, financial condition and results of operations.

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

      We face an inherent risk of exposure to product liability claims in the event that the use of the products we sell results in personal injury. Although we have not experienced any losses due to product liability claims, we cannot assure you that we will not experience such losses in the future. A successful claim brought against us, or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be subject to seasonal fluctuations

      We believe that our results of operations are somewhat seasonal in nature. Our limited operating history, however, makes it difficult to fully assess the impact of these seasonal factors or whether or not our business is susceptible to cyclical fluctuations in the U.S. economy. There can be no assurance that seasonal or cyclical variations in our operations will not become more pronounced over time or that they will not materially adversely affect our results of operations in the future.

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

      We have obtained the rights to various Internet addresses, including, but not limited to, www.eyecity.com, www.foggles.com, and www.ergovision.com. If third parties obtain rights to use similar addresses, these third parties may confuse our customers and cause our customers to inadvertently place orders with these third parties, which could result in lost sales for us and could damage our brand. As with telephone numbers, we do not have and cannot acquire any property rights in Internet addresses. As a result, we cannot assure you that we will be able to retain the use of our addresses. The loss of our ability to use our Internet addresses could have a material adverse effect on our business, financial condition and results of operations.

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

      Sales of substantial amounts of our Common Stock (including shares issued upon the exercise of outstanding options) in the public market in the future could adversely affect the market price of our Common Stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we think appropriate. As of March 23, 2001, there were 13,506,714 shares of Common Stock outstanding, of which 9,728,484 were restricted securities under the Securities Act of 1933, as amended (the "Securities Act"). As of March 23, 2001, 7,072,181 restricted securities were eligible for sale in the public market. The remaining restricted securities will be eligible for sale from time to time thereafter upon expiration of applicable holding periods under Rule 144 under the Securities Act.

      Further, holders of 3,621,000 of these restricted shares have so-called "piggy-back" registration rights which require these shares of Common Stock to be registered for sale in our future registrations, subject to certain restrictions. In addition, as of March 23, 2001, there were outstanding options to purchase 2,958,000 shares of our Common Stock. Substantially, all of the shares issuable upon exercise of such options will be restricted securities under the Securities Act and not eligible for sale in the public markets until the underlying securities are registered on a Form S-8.

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

ITEM 2.     DESCRIPTION OF PROPERTY

      EyeCity maintains its corporate headquarters in approximately 1,200 square feet of commercial office space at 199 Lafayette Drive in Syosset, New York, pursuant to a month to month verbal lease providing for rent at a rate (including common charges) of $1,500 per month.

      EyeCity, through its wholly-owned subsidiary, Peeper's, Inc., maintained approximately 10,770 square feet of office and warehouse space at 1203 London Road in Duluth, Minnesota, pursuant to a five year lease providing for rent at an annual rate of $51,156 through June 30, 2000, at an annual rate of $61,927 through June 30, 2001 and at a rate of $72,696 through June 30, 2004. This space was used for customer service, sales, warehousing, shipping, order fulfillment and general office purposes. EyeCity had five options to extend the lease for consecutive 3-year terms each. During the renewal terms, the rent would increase 4% annually on July 1st of each year. Peeper's, Inc. vacated the premises in January, 2001 and is presently negotiating a formal termination of the lease.

ITEM 3. LEGAL PROCEEDINGS

      EyeCity is not aware of any material adverse claims regarding any of its trademarks or domain names with the exception of its "Peeper's" mark and peepers.com domain name. Rights in this mark and domain name have been challenged in an action now pending entitled American Eyewear, Inc. v. Peeper's Sunglasses and Accessories, Inc. and EyeCity.com, Inc. which was commenced in July 1999 in the United States District Court for the Northern District of Texas. Peepers, Inc. and EyeCity have moved to dismiss the action. The motion is now pending. EyeCity has substantial defenses and may counter-claim to limit American Eyewear's claimed rights in the trademark Peeper's. The parties are also discussing settlement. It is premature to assess the likely outcome of the proceeding. The former owner of the Peeper's mark has agreed to assume all future legal expenses as to this matter.

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

      A wholly owned subsidiary of EyeCity, Peeper's was named as a defendant in an action entitled Oakley, Inc. v. Peeper's Sunglasses & Accessories Inc. and Son Dad Boards Ltd. d/b/a Freestyle of Duluth and Larry Leege, which was commenced in October 1999 in the Superior Court of California, Orange County. This action, which is principally a contract claim against the third parties, Son Dad Boards Ltd. and Larry Leege, also alleges that Peeper's, Inc. interfered with the plaintiff's contractual relationship with these third parties when it purchased sunglasses from them and then re-sold the merchandise. This action was settled in January 2001 without any damages awarded against EyeCity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED OTHER STOCKHOLDER MATTERS

      EyeCity's common stock is listed by NASDAQ on the Over The Counter Bulletin Board under the trading symbol ICTY. Trading of EyeCity's common stock on the Over The Counter Bulletin Board market commenced in March 1998. The following table reflects the high and low bid prices for EyeCity's common stock for each quarterly period ended commencing in January 1999 and ending on December 31, 2000. These quotations are based on information supplied by market makers of EyeCity's common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                             2000                           1999
                          Price Range                   Price Range
                          -----------                   -----------
                      Low            High            Low            High
                      ---            ----            ---            ----
1st Quarter          $2.000         $5.375         $0.625          $6.125
2nd Quarter           0.688          2.828          3.125           9.875
3rd Quarter           0.469          1.344          3.063           6.750
4th Quarter           0.094          0.875          1.125           4.625

      As of March 23, 2001, there are 171 holders of record of EyeCity's common stock.

      EyeCity has never declared any dividends and is not likely to do so in the near future.

RECENT SALES OF UNREGISTERED SECURITIES

      Under its 1997, 1998, 1999 and 2000 Stock Option Plans, EyeCity has granted an aggregate of 3,843,000 options to various consultants and employees to purchase shares of EyeCity's common stock at exercise prices ranging from $1.00 to $7.75 including options issued through March 23, 2001. No commissions were paid in connection with those grants. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

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

      2000

      During the year ended December 31, 2000 EyeCity privately sold an aggregate of 2,475,000 shares of its common stock to 63 investors in unrelated transactions of which 1,745,000 shares were sold for $1 per share, 50,000 shares were sold for $0.75 per share and 680,000 shares were sold for $0.50 per share generating gross proceeds of $2,122,500. The investors who purchased 680,000 shares of common stock at $.50 per share also received three year warrants to purchase 680,000 shares of common stock at an exercise price of $1.00 per share. In connection with the sale of $1,465,000 of these shares, EyeCity paid to James
J. Armenakis a commission equal to $232,000, issued 180,500 shares of EyeCity common stock and issued warrants to purchase 68,000 shares of EyeCity common stock at an exercise price of $1.00 per share. EyeCity relied on exemptions from registration under Section 4 (2) of the Securities Act of 1933 (the "Securities Act"). Each of these investors represented that he or she was an accredited investor as defined by the rules promulgated under the Securities Act.

      During the year December 31, 2000, EyeCity issued 642,283 shares of its common stock with a value of $409,400 in exchange for legal, accounting, consulting and marketing services. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      During the year ended December 31, 2000, holders converted $275,000 of subordinated convertible promissory notes into 400,000 shares of EyeCity common stock. Of the notes which were converted, $150,000 in principal was converted in connection with an incentive offered to the holder to convert these shares. In connection with the incentive, the holder received an aggregate of 300,000 shares of common stock and three year warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 per share. The fair value of these additional equity securities issued is $96,000 and has been recorded as interest expense in the third quarter. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      During the year ended December 31, 2000, EyeCity issued 10,000 shares of its common stock with a value of $10,000 in exchange for furniture and fixtures. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      During the year ended December 31, 2000, EyeCity issued 30,000 shares of its common stock with a value of $15,000 in consideration for the holder of a promissory note agreeing to extend the maturity date of such promissory note. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      During the year ended December 31, 2000, EyeCity issued 216,400 shares of its common stock with a value of $118,128 to an investment advisor in connection with financing transactions. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      During the year ended December 31, 2000, EyeCity issued 13,600 shares of its common stock with a value of $10,200 for salary and expenses owed to an employee. EyeCity relied on exemptions from registration under Section 4(2) of the Securities Act of 1933.

      In August 2000, EyeCity completed a private placement "bridge" offering ("Unit Offering") pursuant to which it has sold, to certain accredited investors, sixteen and one -quarter units (each a "Unit") for gross proceeds of $1,625,000, each Unit consisting of a $100,000 10% Secured Convertible Debenture due 2003 ("Debentures") and warrants ("Warrants") to purchase 400,000 shares of EyeCity's common stock. The Debentures are secured by EyeCity's assets, subject to certain exceptions, and are subordinate to certain other obligations of EyeCity. The Debentures are convertible into common stock at a rate of $.50 per share and the Warrants are exercisable for common stock at $1.00 per share, in each case, subject to standard anti-dilution protection. EyeCity can require conversion of the Debentures under certain circumstances, and the Debentures are redeemable at EyeCity's option. The Warrants are, under certain circumstances, redeemable by EyeCity for $.05 per warrant. EyeCity intends to use the proceeds of the offering for working capital purposes. The securities in the Unit Offering have not been registered under the Securities Act of 1933 (although EyeCity has an obligation to effect registration of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants) and may not be offered or sold in the United States absent such registration or an applicable exemption. In connection with the sale of the Debentures EyeCity issued placement agent Warrants to purchase 406,250 shares of EyeCity common stock at an exercise price of $.50 per share. EyeCity relied on exceptions from registration under Section 4 (2) of the Securities Act. Each of these investors represented that he or she was an accredited investor as defined by the rules promulgated under the Securities Act.

      In November 2000, EyeCity completed a private placement offering pursuant to which it has sold, to certain accredited investors, one and one -fifteenth units (each a "Unit") for gross proceeds of $115,000, each Unit consisting of a $100,000 10% Secured Convertible Debenture due 2003 ("Debentures") and warrants ("Warrants") to purchase 200,000 shares of EyeCity's common stock. The Debentures are secured by EyeCity's assets, subject to certain exceptions, and are subordinate to certain other obligations of EyeCity. The Debentures are convertible into common stock at a rate of $.50 per share and the Warrants are exercisable for common stock at $1.00 per share, in each case, subject to standard anti-dilution protection. EyeCity can require conversion of the Debentures under certain circumstances, and the Debentures are redeemable at EyeCity's option. The Warrants are, under certain circumstances, redeemable by EyeCity for $.05 per warrant. EyeCity intends to use the proceeds of the offering for working capital purposes. The securities have not been registered under the Securities Act of 1933 (although EyeCity has an obligation to effect registration of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants) and may not be offered or sold in the United States absent such registration or an applicable exemption. In connection with the sale of the Debentures EyeCity issued placement agent Warrants to purchase 28,751 shares of EyeCity common stock at an exercise price of $.50 per share. EyeCity relied on exceptions from registration under Section 4 (2) of the Securities Act. Each of these investors represented that he or she was an accredited investor as defined by the rules promulgated under the Securities Act.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      From EyeCity's inception through December 1998, its business strategy primarily focused on becoming a leading producer, distributor and marketer of EyeTools(R) ergonomic computer eyewear products designed to alleviate health related problems associated with Computer Vision Syndrome and, on becoming a leading producer, distributor and marketer of Foggles(R) branded optical products designed for the aviation, hunting and shooting industries.

      In January 1999, EyeCity focused its business strategy to capitalize on the Internet retailing opportunities associated with the optical product industry. In this regard, EyeCity acquired EyeGlassPlace.com, Inc., Peeper's Sunglasses and Accessories, Inc. and SunSource Technology, Inc. in March 1999, May 1999 and June 1999, respectively. In connection with these acquisitions, EyeCity recorded goodwill of approximately $4.2 million which will be amortized over three years from the dates of such acquisitions. In addition, in September 1999 EyeCity acquired certain assets of Impact Eyewear, LLC, including a non-exclusive license from Yahoo! Inc. to use the "Yahoo!" name and logo for the distribution and marketing of eyewear and eyewear accessories throughout the United States, and recorded an intangible asset in the amount of $646,000 which will be amortized over three years from the closing.

      In January 2001 the Company divested itself of substantially all of its business-to-consumer ("B2C") acquired websites, including Binoculars.com, Peepers.com, and EyeGlassPlace.com, which generated substantially all of the Company's sales in 1999 and 2000 as well as its centralized Minnesota distribution facility that was used to coordinate and process order fulfillment and customer service for all of its websites. The Company is outsourcing the websites OpticalSite.com, SunglassSite.com and Abeam.com until they are disposed of. At the same time, EyeCity refocused its business strategy and is currently engaged in the marketing, distribution and retail sale over the Internet of its EyeTools computer glasses intended to relax the eyes and ameliorate visual discomfort, focus difficulties, headaches and other related problems associated with Computer Vision Syndrome (CVS) and Foggles optical products for the aviation, hunting and shooting industries through distributors, catalogues, direct advertising, retail stores and the Internet.

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

Results of Operations

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999.

      Net revenues for the fiscal year ended December 31, 2000 were approximately $2,544,000 as compared to net revenues in 1999 of approximately $2,633,000.

      Cost of revenues for 2000 were approximately $1,175,000 as compared to approximately $1,888,000 in 1999.

      Gross profit amounted to approximately $760,000 in 2000 (29.9% of net revenues) as compared to approximately $745,000 in 1999 (28.3% of net revenues).

      General and administrative expenses were approximately $3,340,000 in 2000 as compared to approximately $3,053,000 in 1999. The overall increase is principally attributable to increases in salaries and related expenses primarily due to an increase in headcount.

      Depreciation and amortization expenses were approximately $1,823,000 in 2000 as compared to approximately $1,056,000 in 1999. The increase is principally attributable to amortization of goodwill and other intangible assets resulting from various acquisitions including Peepers and SunSource.

      Technology and development expenses were approximately $236,000 in 2000 as compared to approximately $251,000 in 1999. This expense is associated with the development of the eyecity.com supersite.

      Interest expense was approximately $401,000 in 2000 as compared to approximately $195,000 in 1999. This increase is primarily related to the valuation of warrants issued in connection with the conversion of debt as well as the subordinated convertible debentures issued in 2000. See "Liquidity and Capital Resources".

Liquidity and Capital Resources

      During 1998, EyeCity issued $362,500 of subordinated convertible promissory notes. The notes bear interest at a rate of 10% per annum, payable quarterly, commencing January 1, 1999. The notes are convertible into EyeCity's common stock at a price of $1.25 per share at the option of the holder at any time after October 1, 1999 (the "Conversion Date"). EyeCity has the right to call, redeem and prepay the notes if the market price of EyeCity's common stock equals or exceeds $2.50 per share for ten consecutive trading days at any time after the Conversion Date. The notes are repayable in twelve quarterly principal payments commencing on October 1, 2000. EyeCity repaid $25,000 of such notes in March 1999 and, between October 1999 and April 2000, $137,500 of such notes were converted into 110,000 shares of EyeCity common stock. On August 3, 2000, $150,000 of the notes were converted into 300,000 shares of EyeCity common stock resulting in an additional charge of $90,000 and 150,000 three-year warrants exercisable at $1.00 per share valued at $6,000. The value of these additional equity securities of $96,000 has been recorded as interest expense. The current outstanding principal balance of the note is $50,000.

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

      For the year ended December 31, 2000, EyeCity used approximately $3,035,000 in connection with its operating activities, principally to fund its net loss before non-cash charges of approximately $3,273,000, as well as increases in operating assets such as prepaid expenses and decreases in operating liabilities such as deferred salary to officers and accrued payroll and related taxes. The use of cash was offset in part by increases in accounts payable and accrued expenses as well as decreases in inventories. EyeCity used $1,390,000 in cash to fund operations in 1999.

      For the year ended December 31, 2000, net cash used in investing activities approximated $206,000. This is primarily attributable to cash paid for the development of the website and the purchases of property and equipment. EyeCity used $1,443,000 in cash for investing activities in 1999.

      For the year ended December 31, 2000, net cash provided by financing activities approximated $3,120,000, primarily from the sale of common stock and issuance of convertible debentures.

      As of December 31, 2000, EyeCity had approximately $55,000 of cash and cash equivalents. As of December 31, 2000, EyeCity's principal commitments consisted of:

      o     Accounts payable of approximately $1,229,446

      o Interest bearing promissory notes issued to sellers in connection with prior acquisitions by EyeCity in the aggregate amount of $922,000 which mature in whole or in part at the earlier of dates ranging from December 31, 2000 to May 23, 2002;

      o     Notes payable to vendors of approximately $20,000;

      o $50,000 of 10% subordinated convertible promissory notes, due October 1, 2003;

      o $1,740,000 of 10% subordinated convertible debentures, due between August 14, 2003 and November 22, 2003;

      o $192,000 of deferred salary for officers. Included in this amount is deferred salaries owed to Mark Levin of $92,000, Mark Suroff of $92,000 and Daniel Thralow of $8,000;

      o     obligations outstanding under operating leases; and

      o     obligations outstanding under capital leases.

      As of December 31, 2000, EyeCity had a working capital deficiency of approximately $1,973,000. EyeCity will need to raise additional funds in order to satisfy EyeCity's current obligations and to fund its business plan. If EyeCity raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current stockholders will be reduced, its stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of its common stock. There can be no assurance that additional financing will be available on terms favorable to EyeCity or at all. If adequate funds are not available or are not available on acceptable terms, EyeCity may not be able to meet its financial obligations or to continue to implement its business plan. This inability could have a material adverse effect on EyeCity's business, results of operations and financial condition.

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

ITEM 7. FINANCIAL STATEMENTS

      The 1999 audited and the 2000 unaudited Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name                    Position
----                    --------
Mark H. Levin           President, Chief Executive Officer and Director

Mark R. Suroff          Executive Vice President, Chief Operating Officer, Secretary,
                        Treasurer and Director

Nikos P. Mouyiaris      Director

Barbara Novick          Director

                  --------------------------------------------

      Mark H. Levin, 29, serves as EyeCity's President, Chief Executive Officer and as a member of EyeCity's Board of Directors. Mr. Levin has served as EyeCity's President since its formation in May 1996. He also served as Chief Executive Officer of EyeCity from inception until July 1998 at which time he became Chief Operating Officer. In December 1998, Mr. Levin was re-elected as Chief Executive Officer. Mr. Levin received his BBA and MBA in marketing from Hofstra University. From May 1993 until May 1996 Mr. Levin was President of F.M.B. Associates, Inc., a marketing consulting firm specializing in market analysis, competitive analysis, market research, marketing plans and management consulting. Mr. Levin has worked with manufacturers, healthcare providers,, participants in the entertainment industry and others in a variety of service related industries. Mr. Levin is a member of the business advisory committee of North Shore University Hospital, Manhasset, New York.

      Mark R. Suroff, 27, serves as EyeCity's Executive Vice President, Chief Operating Officer, Secretary and Treasurer and as a member of EyeCity's Board of Directors. Mr. Suroff has served as EyeCity's Executive Vice President, Secretary and Treasurer since its formation in May, 1996. He also served as Chief Operating Officer from EyeCity's inception until July, 1998. In December 1998, Mr. Suroff was re-elected as Chief Operating Officer. From September 1993 to May 1996, Mr. Suroff served as president of Card Displays, Inc., a company that sold space for businesses to advertise in high traffic locations in Nassau, Suffolk, and Queens counties, New York.

      Nikos P. Mouyiaris, 56, has served as a director of EyeCity since May 1999. Mr. Mouyiaris has been President of Mana Products, Inc., a manufacturer of cosmetic products, since 1972.

      Barbara Novick, 63, has served as a director of EyeCity since May 1999. Ms. Novick has been Executive Vice President of Mana Products, Inc., a manufacturer of cosmetic products, since 1980.

      Directors serve until the next Annual Meeting of the Stockholders of the Company following their election and until their respective successors are elected and qualified.

      Each executive officer is scheduled to hold office until the Annual Meeting of Directors which is scheduled to be held after each Annual Meeting of Stockholders. Any executive officer may be removed by the Board of Directors either with or without cause.

      Except as set forth in Item 12, there are no understandings between any director or executive officer and any other person pursuant to which any director or executive officer was elected as such. Mr. Levin and Mr. Suroff are parties to employment agreements with the Company.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16 (a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of copies of the reports furnished to the Company, or written representation that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's year ended December 31, 2000 were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

      The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to EyeCity's chief executive officer and each of the other executive officers in excess of $100,000 for the fiscal years ended December 31, 2000, 1999 and 1998. No bonuses or long term payouts were awarded in the periods presented. There were no long-term incentive plans in effect at the end of the last fiscal year.

                                                                                                 Long Term
                                                                                              Compensation
                                                                                                  Awards
                                                                                                  ------

                                                                                 Annual         Securities
                                                                              Compensation      Underlying
     Name and Principal Position                                    Year         Salary          Options
     ---------------------------                                    ----         ------          -------
Mark H. Levin                                                       2000      $125,000(1)        336,500
President and Chief Executive Officer                               1999      $100,000(2)        200,000
                                                                    1998        82,500(3)        100,000

Mark R. Suroff, Executive Vice  President                           2000      $125,000(1)        336,500
Chief Operating Officer, Secretary and Treasurer                    1999      $100,000(2)        200,000
                                                                    1998      $ 82,500(3)        100,000

(1) Base salary for January through June 30, 2000 was $100,000 and base salary for July 1 through December 31, 2000 was $150,000.
(2) To date, of the salary indicated $32,692.31 has been paid to each and $67,307.69 has been accrued for each.
(3) To date, of the salary indicated $57,921.16 has been paid to each and $24,578.84 has been accrued for each.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table contains information concerning options to purchase shares of the Company's capital stock granted by the Company during the year ended December 31, 2000 to the executive officers named in the summary Compensation Table. No stock appreciation rights have been granted by the Company.

--------------------------------------------------------------------------
                                Individual
                                Options
                                Percent of
                                total
                   Number of    Options
                   Shares       Granted To
                   Underlying   Employees    Exercise
                   Options      In Fiscal    Price
Name               Granted      Year         Per Share    Expiration  Date
----------------------------------------------------------------------------
Mark Levin          325,000      29.02%        $1.00        12/31/05
----------------------------------------------------------------------------
                     11,500       1.03%        $1.00        12/31/05
----------------------------------------------------------------------------
Mark Suroff         325,000      29.02%        $1.00        12/31/05
----------------------------------------------------------------------------
                     11,500       1.03%        $1.00        12/31/05
----------------------------------------------------------------------------

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUES

      No options to purchase shares of the Company' capital stock were exercised during 2000 by the executive officers named in the Summary Compensation Table. The following table contains information concerning the number of shares of Common Stock underlying unexercised options held at December 31, 2000 by the executive officers named in the Summary Compensation Table.

                                  Number of Shares  Underlying  Unexercised   Value Of  Unexercised  In-The-Money  Options
                                  Options Held At Fiscal Year-End             Held At Fiscal Year-End
Name                              (Exercisable/Unexercisable)                 (Exercisable/Unexercisable) (1)
------------------------------------------------------------------------------------------------------------------------------------
Mark H. Levin                            250,000/386,500                                 $0/$0
------------------------------------------------------------------------------------------------------------------------------------
Mark R. Suroff                           250,000/386,500                                 $0/$0
------------------------------------------------------------------------------------------------------------------------------------

(1) Fair market value of securities underlying the option (based on $0.094 public trading price on the OTC Bulletin Board on December 31, 2000) minus the exercise price of the options.

EMPLOYMENT AGREEMENTS

      Mark H. Levin entered into an employment agreement with EyeCity dated as of July 1, 1998 and amended on July 1, 2000, and effective through December 31, 2004. Under this agreement, Mr. Levin is EyeCity's President and Chief Operating Officer, as well as a director on EyeCity's board of directors (on December 31, 1998, by unanimous consent of EyeCity's Board of Directors, Mr. Levin was named Chief Executive Officer). Under his agreement, Mr. Levin is entitled to receive a total base salary for July 1, 1998 through December 31, 1998; January 1, 1999 through June 30, 2000; and July 1, 2000 through December 31, 2004 (and through the end of the contract term) at an annual rate of $82,500, $100,000, $150,000, respectively. Mr. Levin's base salary shall automatically increase five (5%) per year commencing January 1, 2001, and he may be eligible for bonuses, at the discretion of EyeCity's

Board of Directors. Mr. Levin is entitled to be reimbursed for costs of an automobile approved by EyeCity. As of December 31, 2000 the accrued salary due Mr. Levin was $ 92,000. Under the Agreement, if Mr. Levin dies or is unable to perform his duties, he or his estate will be paid, in addition to any previously earned but unpaid salary, three months' total base salary.

      Mark R. Suroff entered into an employment agreement with EyeCity, dated as of July 1, 1998 and amended on July 1, 2000, and effective through December 31, 2004. Under this agreement, Mr. Suroff is EyeCity's Executive Vice President, Secretary and Treasurer, as well as a director on EyeCity's board of directors (on December 31, 1998, by unanimous consent of EyeCity's board of directors, Mr. Suroff was also named Chief Operating Officer). Under his agreement, Mr. Suroff is entitled to receive a total base salary for July 1, 1998 through December 31, 1998; January 1, 1999 through June 30, 2000; and July 1, 2000 through December 31, 2004 (and through the end of the contract term) at an annual rate of $82,500, $100,000, and $150,000 respectively. Mr. Suroff's base salary shall automatically increase five (5%) per year commencing January 1, 2001, and he may be eligible for bonuses, at the discretion of EyeCity's board of directors. Mr. Suroff is entitled to be reimbursed for the costs of an automobile approved by EyeCity. As of December 31, 2000 the accrued salary due Mr. Suroff was $92,000. Under this Agreement, if Mr. Suroff dies or is unable to perform his duties, he or his estate will be paid, in addition to any previously earned but unpaid salary, three months' total base salary.

ITEM 11. SECURITIES HOLDINGS OF CERTAIN STOCKHOLDERS AND MANAGEMENT

      The following table sets forth, as of March 23, 2000, certain information concerning the beneficial ownership of the Common Stock of EyeCity by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known to be the beneficial owner of more than 5% of such Common Stock, (ii) each director of EyeCity, (iii) each of the executive officers named in the Executive Compensation section in this document and (iv) all directors and executive officers of EyeCity taken as a group. Each of the stockholders has sole voting and investment power for the shares listed as beneficially owned by them.

                                                   Amount
                                                   Beneficially     Percent of
Name and Address of Beneficial Owner (1)           Owned            Class
----------------------------------------           -----            -----

Mark H. Levin                                    1,000,000(2)       7.24%

Nikos P. Mouyiaris (3)                           1,350,000         10.00%

Daniel D. Thralow                                1,335,159          9.89%

Mark R. Suroff                                     650,000(4)       4.71%

James J. Armenakis (5)                           1,097,500(6)       7.70%

Barbara Novick (7)                                  91,000           .67%

All Executive officers and directors           -----------        -------
as a group (four persons):                       3,091,000(8)      21.91%

(1) Except as specifically set forth, addresses for all of the listed beneficial owners and management are care of EyeCity at its corporate headquarters in Syosset, New York

(2) Includes options exercisable within 60 days to purchase 200,000 shares of common stock at an exercise price of $1.10 per share under EyeCity's 1997 stock option plan and 100,000 shares of common stock at an exercise price of $1.00 per share under EyeCity's 1998 Stock Option Plan.
(3) Nikos P. Mouyiaris' address is c/o Mana Products, Inc., 32-02 Queens Boulevard, Long Island City, New York 11101
(4) Includes options exercisable within 60 days to purchase 200,000 shares of common stock at an exercise price of $1.10 per share under EyeCity's 1997 stock option plan and 100,000 shares of common stock at an exercise price of $1.00 per share under EyeCity's 1998 Stock Option Plan.
(5) James J. Armenakis' address is c/o Armenakis & Armenakis, 65 Bleecker Street, New York, New York 10012.
(6) Includes options exercisable within 60 days to purchase 450,000 shares of common stock at an exercise price of $1.00 per share, 60,000 shares of common stock at an exercise price of $1.75 per share and 15,000 shares of common stock at an exercise price of $1.50 per share under EyeCity's 1998 stock option plan as well as 3,000 shares of common stock at an exercise price of $1.00 per share and 105,000 shares of common stock at an exercise price of $3.00 per share, in each case under EyeCity's 1999 stock option plan; and placement agent Warrants to purchase 42,500 shares of Common Stock at an exercise price of $.50 per share, and Warrants to purchase 68,000 shares of common stock at $1.00 per share.
(7) Barbara Novick's address is c/o Mana Products, Inc., 32-02 Queens Blvd., Long Island City, New York 11101
(8)   Includes 600,000 options to purchase common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In March 1999, EyeCity entered into a Finders Agreement with James J. Armenakis, a beneficial owner of over 5% of Common Stock (by virtue of the option described below). This agreement provides that Mr. Armenakis will be entitled to receive options to purchase 50,000 shares of Common Stock for every $250,000 in private equity investments in EyeCity that are made by persons who are introduced to EyeCity by Mr. Armenakis. In December 1999, this Finders Agreement was amended to provide that Mr. Armenakis will be entitled to receive options to purchase 25,000 shares of Common Stock as well as $25,000 in cash for every $250,000 in private equity investments in EyeCity that are made by persons who are introduced to EyeCity by Mr. Armenakis. The exercise price of the options to be granted to Mr. Armenakis shall be equal to the price per share paid to EyeCity by the equity investors introduced by him. To date, Mr. Armenakis has received under this agreement immediately exercisable options under the 1998 and 1999 Stock Option Plans for 423,000 shares, including 300,000 shares at an exercise price of $1.00 per share which expire in March 2002, 15,000 shares at an exercise price of $1.50 per share which expire in June 2002, 98,000 shares at an exercise price of $3.00 per share which expire in June 2002 and 7,000 shares at an exercise price of $3.00 per share which expire in August 2002 and 3,000 shares at an exercise price of $1.00 per share which expire in December 2002. The Finders Agreement between EyeCity.com, Inc. and James J. Armenakis was amended June 1, 2000. To date, Mr. Armenakis received under the amended Finders Agreement immediately exercisable Warrants to purchase 68,000 shares at $1.00 per share; cash compensation of $219,750; and 180,500 shares of Common Stock.

      In March 1999, EyeCity entered into a Consulting Agreement with James J. Armenakis. Under this one-year agreement, Mr. Armenakis provides non-exclusive legal consulting services to EyeCity in exchange for options to purchase 150,000 shares of Common Stock at an exercise price of $1.00 per share under the 1998 Stock Option Plan. These options are immediately exercisable and expire in March 2002. Mr. Armenakis also received options to purchase 60,000 shares of Common Stock at an exercise price of $1.75. These options are immediately exercisable and expire in March 2002. The Consulting Agreement between EyeCity and James J. Armenakis was amended April 1, 2000. Under the amended Consultant Agreement extending the term to March 31, 2002, Mr. Armenakis was issued 300,000 shares of EyeCity Common Stock.

      In August 2000, Mr. Armenakis, in connection with the Company's Private Placement offering, was issued 42,500 Placement Agent Warrants exercisable into Common Stock at $.50 per share.

      In March 2001, EyeCity issued 100,000 shares of Common Stock for legal services rendered by James J. Armenakis.

      In May 1999, Nikos P. Mouyiaris, a member of the Board of Directors of EyeCity, was granted certain registration rights, including the right to demand that EyeCity file a specific registration statement with respect to all or a portion of his shares and that his shares be registered by EyeCity in connection with a registration effected for the benefit of the Company and/or third parties (in each case, subject to certain limitations on exceptions), in connection with his purchase of 1,000,000 shares of Common Stock of as well as the right to nominate two members of EyeCity's board of directors. At least one of Mr. Mouyiaris' board nominees must approve any of the following transactions:

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

      o authorization or issuance of shares of Common Stock, or securities convertible into Common Stock, at a price (including amounts paid upon conversion or exercise) less than $1.00 per share; or

      o the entering into certain types of transactions with related parties.

Mr. Mouyiaris' right to nominate members of EyeCity's Board of Directors, and the rights of those directors to approve the transactions set forth above, will terminate upon the earlier to occur of (x) such time as Mr. Mouyiaris is the beneficial owner of less than 825,000 shares of Common Stock or (y) the consummation by EyeCity of an underwritten public offering of its securities for gross proceeds of at least $7,500,000. In August 2000 Mr. Mouyiaris waived certain rights to permit EyeCity to sell securities under the Unit Offering.

      In May 1999, Daniel D. Thralow, was paid $875,000 in cash (including a $25,000 deposit made in March 1999), $875,000 in the form of a secured promissory note and 1,210,159 shares of Common Stock in connection with the merger of Peeper's Sunglasses and Accessories, Inc., all of whose outstanding capital stock was owned by Mr. Thralow, with and into Peeper's, Inc., a wholly owned subsidiary of EyeCity. The promissory note was payable in one year and was secured by a first priority interest in all of the intellectual and intangible property that was owned by Peepers Sunglasses and Accessories, Inc. prior to the merger. As part of this transaction, EyeCity agreed to have Mr. Thralow elected as a member of its board of directors and entered into an employment agreement with him.

      In May 2000, Mr. Thralow resigned as an officer and director of the Company, his Employment Agreement was terminated and he became a Consultant to EyeCity. In January 2001 EyeCity entered into an agreement with Mr. Thralow which cancelled the indebtedness in the amount of $812,467, which was comprised of $724,750 for the secured promissory note, interest in the amount of $34,633, and the balances due under the consultant agreement of $45,162.24 and the employment agreement of $7,923.12. As consideration for cancellation of the indebtedness the Company conveyed to Mr. Thralow the websites it had acquired from him in 1999, certain inventory and equipment as well as 125,000 shares of the Common Stock of EyeCity.

      In July 2000, EyeCity entered into an amended Employment Agreement with Mr. Levin extending the term until December 31, 2004 and at a base salary of $150,000 per year from July 1, 2000 through the end of the contract term with an automatic increase at a rate of five (5%) per year commencing January 1, 2001.

      In July 2000, EyeCity entered into an amended Employment Agreement with Mr. Suroff extending the term until December 31, 2004 and at a base salary of $150,000 per year from July 1, 2000 through the end of the contract term with an automatic increase at a rate of five (5%) per year commencing January 1, 2001.

      During 2000, EyeCity paid an aggregate of $ 55,000 to a family member of EyeCity's Chief Operating Officer for consulting services rendered during 1999 and 2000. As of December 31, 2000, EyeCity owed such individual $45,000.

      EyeCity believes that the transactions discussed in this section were on terms at least as favorable to EyeCity as those that could have been secured in arm's length transactions.

Item 13. Exhibits and Reports on Form 8K

             (a)  Exhibits

Exhibit No.   Description
-----------   -----------

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

  10.1(g)*    Agreement dated May 23, 2000 among EyeCity.com, Inc., Peeper's,
              Inc. and Daniel Thralow.

  10.1(h)* Memorandum of Understanding dated as of January 12, 2001 by and between EyeCity.com, Inc. and Daniel Thralow.

  10.1(i)     Purchase Agreement between EyeCity.com, Inc. and StarSystems.
              Incorporated herein by reference to Exhibit 6(f) to EyeCity.com's
              Form 10-SB/A, File No.0-27561.

  10.1(j)     Agreement and Plan of Merger by and among EyeCity.com, Inc.,
              SunglassSite, Inc., SunSource Technology, Inc. and G. Robert
              Wilson. Incorporated herein by reference to Exhibit 6(h) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(k)     Asset Purchase and Assignment Agreement by and among EyeCity.com,
              Inc., Impact Eyewear, LLC and Thomas Seltzer. . Incorporated herein by reference to Exhibit 6(i) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(l) Agreement between EyeCity.com and IEM, Inc. Incorporated herein by reference to Exhibit 6(l) to Eyecity.com's Form 10-SB/A, File
              No.0-27561.

  10.1(m)+    Employment Agreement between Ergovision, Inc. and Mark H. Levin.
              Incorporated herein by reference to Exhibit 6(m) to Eyecity.com's
              Form 10-SB/A, File No.0-27561.

  10.1(n)+    Amendment to Employment Agreement between Ergovision, Inc. and Mark
              H. Levin. Incorporated herein by reference to Exhibit 6(n) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(o)+*   Amendment to Employment Agreement between EyeCity.com, Inc. and
              Mark H. Levin dated as of July 1, 2000.

  10.1(p)+    Employment Agreement between Ergovision, Inc. and Mark R. Suroff.
              Incorporated herein by reference to Exhibit 6(o) to EyeCity.com's
              Form 10-SB/A, File No.0-27561.

  10.1(q)+    Amendment to Employment Agreement between Ergovision, Inc. and Mark
              R. Suroff. Incorporated herein by reference to Exhibit 7(p) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(r)+*   Amendment to Employment Agreement between EyeCity.com, Inc. and
              Mark R. Suroff dated as of July 1, 2000.

  10.1(s)     Employment Agreement between Ergovision, Inc. and Daniel D.
              Thralow. Incorporated herein by reference to Exhibit 6(q) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(t)     Finders Agreement between Ergovision, Inc. and James J. Armenakis.
              Incorporated herein by reference to Exhibit 6(r) to EyeCity.com's
              Form 10-SB/A, File No.0-27561.

  10.1(u)     Amendment to Finders Agreement between EyeCity.com, Inc. and James
              J. Armenakis dated December 29, 1999. Incorporated herein by reference to Exhibit 10.1(q) to EyeCity.com's Form 10-KSB for the period ended December 31, 1999, File No. 0-27561.

  10.1(v)*    Amendment to Finders Agreement between EyeCity.com, Inc. and James
              J. Armenakis dated June 1, 2000.

  10.1(w)     Consulting Agreement between Ergovision, Inc. and James J.
              Armenakis. Incorporated herein by reference to Exhibit 6(s) to EyeCity's Form 10-SB/A, File No. 0-27561.

  10.1(x)     Amendment to Consulting Agreement between Ergovision, Inc. and
              James J. Armenakis. Incorporated herein by reference to Exhibit
              6(t) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(y)*    Amendment to Consulting Agreement between EyeCity.com, Inc. and
              James J. Armenakis dated April 1, 2001.

  10.1(z) 1997 Qualified Stock Option Plan. Incorporated herein by reference to Exhibit 6(w) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(aa)    1998 Stock Option Plan.  Incorporated herein by reference to
              Exhibit 6(x) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(bb)    1999 Stock Option Plan.  Incorporated herein by reference to
              Exhibit 6(y) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(cc)*   2000 Stock Option Plan.


  10.1(dd)    Lease between First Industrial, LP and EyeCity.com, Inc.
              Incorporated herein by reference to Exhibit 6(z) to EyeCity.com's
              Form 10-SB/A, File No.0-27561.

  10.1(ee) Lease between Plaza Associates and Peeper's, Inc. Incorporated herein by reference to Exhibit 6(aa) to EyeCity.com's Form 10-SB/A, File No.0-27561.

    21        List of Subsidiaries. Incorporated herein by reference to Exhibit
              21 to EyeCity.com's Form 10-KSB for the fiscal year ended December
              31, 1999, File No. 0-19041.

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


                                      EYECITY.COM, INC.


March 28, 2001                        By:  /s/ Mark H. Levin
                                           -------------------------------------
                                           Mark H. Levin, President,
                                           Chief Executive Officer (principal
                                           executive officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 28, 2001                             /s/ Mark H. Levin
                                           -------------------------------------
                                           Mark H. Levin, President,
                                           Chief Executive Officer (principal
                                           executive officer) and Director


March 28, 2001                             /s/ Mark R. Suroff
                                           -------------------------------------
                                           Mark R. Suroff, Director


March 28, 2001                             /s/ Nikos P. Mouyiaris
                                           -------------------------------------
                                           Nikos P. Mouyiaris, Director


March 28, 2001                             /s/ Barbara Novick
                                           -------------------------------------
                                           Barbara Novick, Director

                       EyeCity.com, Inc. and Subsidiaries

                              Financial Statements

                                    Contents

Consolidated Balance Sheet as of December 31, 2000 (unaudited).........................................F-1

Consolidated Statements of Operations for the Years
Ended December 31, 2000 (unaudited) and 1999...........................................................F-3

Consolidated Statements of Stockholders'
Equity (Deficit) for the Years Ended December 31, 2000 (unaudited) and 1999............................F-4

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2000 (unaudited) and 1999...........................................................F-5

Notes to Consolidated Financial Statements.............................................................F-6

                       EyeCity.com, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                                December 31, 2000

ASSETS

Current assets:
   Cash and cash equivalents                                                           $        54,587
   Accounts receivable, net of allowance
     of $9,150                                                                                  20,906
   Inventories                                                                                 310,762
   Prepaid expenses and other current assets                                                   109,787
                                                                                       ---------------
Total current assets                                                                           496,042

Property and equipment, net of accumulated
   depreciation of $136,894                                                                    331,179

Intangibles, net of accumulated
   amortization of $2,730,341                                                                2,362,463

Website development costs, net of accumulated
   amortization of $36,889
                                                                                               129,111
Deferred financing costs, net of accumulated
   amortization of $35,209                                                                     304,355

Security deposits                                                                               13,322
                                                                                       ---------------
Total assets                                                                           $     3,636,472
                                                                                       ===============

See accompanying notes.

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                              $     1,229,446
   Accrued payroll and related taxes                                                           50,561
   Deferred salaries to officers                                                              191,696
   Current portion of capital lease obligations                                                34,500
   Current portion of notes payable                                                           942,250
   Current portion of subordinated convertible promissory notes                                20,833
                                                                                       --------------
Total current liabilities                                                                   2,469,286

Capital lease obligations, less current portion                                                43,985
Subordinated convertible promissory notes, less current portion                                29,167
Convertible debenture                                                                       1,499,944
                                                                                     ----------------

Total liabilities                                                                           4,042,382
                                                                                      ---------------

Stockholders' equity:
   Preferred stock - $.001 par value:  authorized, 1,000,000 shares: no shares
     issued and outstanding                                                                        --
   Common stock - $.001 par value:  100,000,000 shares authorized, 12,780,214
     shares issued and outstanding                                                             12,780
   Additional paid-in capital                                                              11,147,567
   Accumulated deficit                                                                    (11,562,130)
   Unamortized compensation component of stock options                                         (4,127)
                                                                                    -----------------
Total stockholders' equity                                                                   (405,910)
                                                                                    -----------------
Total liabilities and stockholders' equity                                          $       3,636,472
                                                                                    =================

See accompanying notes.

                       EyeCity.com, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                           Year Ended December 31,
                                                                                           2000               1999
                                                                                           ----               ----
                                                                                       (unaudited)
Net revenues                                                                           $2,544,402         $2,632,664
Cost of revenues                                                                        1,784,640          1,888,161
                                                                                      -----------        -----------
Gross profit                                                                              759,762            744,503
                                                                                      -----------        -----------

Operating expenses:
  Marketing and sales                                                                     395,102            334,204
  General and administrative                                                            3,399,765          3,052,858
  Depreciation and amortization                                                         1,822,974          1,055,798
  Technology and development                                                              236,106            251,351
                                                                                      -----------        -----------
  Total operating expenses                                                              5,853,947          4,694,211
                                                                                      -----------        -----------

Operating loss                                                                         (5,094,185)        (3,949,708)
                                                                                      -----------        -----------

Other income (expense):
  Interest and investment income                                                            7,318             14,308
  Interest expense                                                                       (401,462)          (195,432)
                                                                                      -----------        -----------
Net other income (expense)                                                               (394,144)          (181,124)
                                                                                      -----------        -----------
Net loss                                                                              $(5,488,329)       $(4,130,832)
                                                                                      ===========        ===========


Basic and diluted net loss
  per common share                                                                          $(.59)             $(.57)
                                                                                      ===========        ===========
Shares used in the calculation of  basic
  and diluted net loss per common share                                                 9,315,165          7,213,272
                                                                                      ===========        ===========

See accompanying notes.

                       EyeCity.com, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
               Years ended December 31, 2000 (Unaudited) and 1999

                                                                                                  Unamortized         Total
                                             Common Stock          Additional                     Compensation     Stockholders'
                                      ------------------------       Paid-In      Accumulated     Component of        Equity
                                        Shares          Amount       Capital         Deficit      Stock Options      (Deficit)
                                    ----------------------------  ------------    ------------    -------------    ------------
Balance at January 1, 1999             4,539,000   $      4,539   $  1,756,728    $ (1,942,969)   $   (163,219)   $   (344,921)
Issuance of common stock for
  cash, net of expenses of
  $163,000                             2,140,667          2,141      2,621,861              --              --       2,624,002
Issuance of common stock for
  services                               481,000            481        562,519              --              --         563,000
Issuance of common stock in
  connection with acquisitions         1,772,265          1,772      2,874,599              --              --       2,876,371
Issuance of common stock for
  conversion of debt                      10,000             10         12,490              --              --          12,500
Issuance of stock options                     --             --        216,820              --        (216,820)             --
Exercise of stock options                 50,000             50         49,950              --              --          50,000
Amortization of compensation
  component of stock options                  --             --             --              --         329,443         329,443
Net loss for the year ended
  December 31, 1999                           --             --             --      (4,130,832)             --      (4,130,832)
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1999           8,992,932          8,993      8,094,967      (6,073,801)        (50,596)      1,979,563
Issuance of common stock for
  cash net of expenses of
  $334,000                             2,475,000          2,475      1,786,025              --              --       1,788,500
Issuance of common stock for
  services                               642,283            642        408,758              --              --         409,400
Issuance of common stock in
  connection with cash financing         199,000            199        106,051              --              --         106,250
Issuance of common stock in
  connection with debt financing          17,400             17         11,861              --              --          11,878
Issuance of common stock for
  purchase of equipment                   10,000             10          9,990              --              --          10,000
Issuance of common stock for
  consideration of extending note         30,000             30         14,970              --              --          15,000
Issuance of common stock for
  salary and expenses                     13,600             14         10,186              --              --          10,200
Issuance of common stock for
  conversion of debt                     400,000            400        274,600              --              --         275,000
Value of warrants for debt
  financing                                   --             --        334,400              --              --         334,400
Value of warrants for conversion
  of debt                                     --             --         96,000              --              --          96,000
Issuance of stock options                     --             --           (241)             --             241              --
Amortization of compensation
  component of stock options                  --             --             --              --          46,228          46,228
Net loss for the year ended
  December 31, 1999                           --             --             --      (5,488,329)             --      (5,488,329)
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2000          12,780,215   $     12,780   $ 11,147,567    $(11,562,130)   $     (4,127)   $   (405,910)
                                    ============   ============   ============    ============    ============    ============

See accompanying notes.

                       EyeCity.com, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                           Year Ended December 31,
                                                                            2000           1999
                                                                            ----           ----
                                                                        (unaudited)
Cash flows from operating activities
Net loss                                                                $(5,488,329)   $(4,130,832)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                          1,822,975      1,055,798
   Provision for doubtful accounts                                               --          8,100
   Amortization of discount                                                 119,561        157,083
   Amortization of compensation component of stock options                   46,228        329,443
   Amortization of deferred financing costs                                  35,209             --
   Issuance of stock for consulting and marketing services                   70,000        350,000
   Issuance of stock for consideration of extending note                     15,000             --
   Issuance of stock for salary and expenses                                 10,200             --
   Loss on conversion of debt                                                96,000             --
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable                                                           3,876         12,789
Inventories                                                                 177,478       (303,112)
Prepaid expenses and other current assets                                   (18,136)       (14,832)
Accounts payable and accrued expenses                                       231,620      1,006,089
Accrued payroll and related taxes                                           (22,008)       (22,118)
Deferred salary to officers                                                (134,842)       161,538
                                                                        -----------    -----------
Net cash used in operating activities                                    (3,035,168)    (1,390,054)
                                                                        -----------    -----------

Cash flows from investing activities
Purchase of intangibles                                                          --        (17,000)
Capitalized website development costs                                      (150,000)       (16,000)
Cash paid for acquisitions, net of cash acquired and related expenses                   (1,175,531)
Purchases of property and equipment                                         (50,775)      (226,588)
Security deposits                                                            (5,063)        (8,259)
                                                                        -----------    -----------
Net cash used in investing activities                                      (205,838)    (1,443,378)
                                                                        -----------    -----------

Cash flows from financing activities
Exercise of options                                                              --         50,000
Repayment of notes payable                                                 (227,148)       (20,000)
Repayment of convertible subordinated notes                                      --        (25,000)
Proceeds from issuance of stock, net of expenses                          1,894,750      2,787,002
Proceeds from issuance of convertible debenture, net of expenses          1,477,514             --
Repayment of capital lease obligations                                      (24,678)        (8,163)
                                                                        -----------    -----------
Net cash provided by financing activities                                 3,120,438      2,783,839
                                                                        -----------    -----------

Net decrease in cash and cash equivalents                                  (120,568)       (49,593)
Cash and cash equivalents at beginning of year                              175,155        224,748
                                                                        -----------    -----------
Cash and cash equivalents at end of year                                $    54,587    $   175,155
                                                                        ===========    ===========

Supplemental disclosures
Cash paid for interest                                                  $    35,104    $    38,035
                                                                        ===========    ===========

See accompanying notes.

                       EyeCity.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1. Description of Business and Basis of Presentation

Since 1999, EyeCity.com, Inc. and its subsidiaries (collectively "EyeCity") were engaged in one business segment: the online marketing, distribution and sale of a broad range of optical products and accessories, including brand name sunglasses, contact lenses, binoculars, prescription eyewear, telescopes, sports and lifestyle eyewear and hunting glasses. In January 2001, EyeCity refocused its business strategy and is currently engaged in the marketing, distribution and retail sale over the Internet of its EyeTools computer glasses and Foggles optical products for the aviation, hunting and shooting industries.

EyeCity has incurred operating losses since its inception and its working capital is insufficient to cover continuing operating expenses. Accordingly, EyeCity requires additional funding from financing or other sources to cover operating expenses until sufficient revenues are generated to cover such expenses. EyeCity believes that its currently available funds will be sufficient to meet its anticipated working capital needs through at least April 2001. Thereafter, EyeCity will need to raise additional funds to cover operating expenses. There is no assurance that such funds will be available, or if available, will be on terms satisfactory to EyeCity.

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

Advertising Costs

EyeCity's policy is to expense advertising costs as incurred. For the years ended December 31, 2000 and 1999, advertising expense was approximately $173,000 and $145,000, respectively.

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

3.    Property and Equipment

Property and equipment consist of the following:

                                                            December 31, 2000
                                                            -----------------
Office equipment                                             $    307,678
Furniture and fixtures                                             61,877
Leasehold Improvements                                             90,765
Molds                                                               7,753
                                                             ------------
                                                                  468,073
Less accumulated depreciation and
   amortization                                                   136,894
                                                             ------------
                                                             $    331,179
                                                             ============

                       EyeCity.com, Inc. and Subsidiaries

4. Basic and Diluted Net Loss per Share

The following sets forth the computation of basic and diluted net loss per share:

                                                Year ended December 31,
                                             --------------------------
                                                 2000           1999
                                             -----------    -----------
Numerator:
  Net loss                                   $(5,488,329)   $(4,130,832)
                                             ===========    ===========

Denominator for basic and diluted net
   loss per share--weighted average shares     9,315,165      7,213,272
                                             ===========    ===========
Basic and diluted net loss per share         $      (.59)   $      (.57)
                                             ===========    ===========

The calculation of diluted net loss per share excludes the effect of employee stock options (see Note 9), as the effect of such exercises would be antidilutive.

5. Subordinated Convertible Promissory Notes

During 1998, EyeCity issued $362,500 of subordinated convertible promissory notes. The notes bear interest at 10% per annum and interest is payable quarterly commencing January 1, 1999. The notes may be converted into shares of EyeCity common stock at the option of the holder at a conversion price of $1.25 per share any time after October 1, 1999 (the "Conversion Date"). EyeCity has the right to call, redeem or prepay the notes if the market price of EyeCity common stock equals at least $2.50 per share for ten consecutive trading days at any time after the Conversion Date. The notes are payable in 12 quarterly principal payments commencing on October 1, 2000. EyeCity repaid $25,000 of such notes in March 1999 and, between October 1999 and April 2000, $137,500 of such notes were converted into 110,000 shares of EyeCity common stock. On August 3, 2000, $150,000 of the notes were converted into 300,000 shares of EyeCity common stock resulting in an additional charge of $90,000 and 150,000 three-year warrants exercisable at $1.00 per share valued at $6,000. The value of these additional equity securities of $96,000 has been recorded as interest expense.

Principal payments for years ending on December 31 are as follows:

2000                                          $   4,166
2001                                             16,667
2002                                             16,667
2003                                             12,500
                                       --------------------
                                               $ 50,000
                                       ====================

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

On March 12, 1999, EyeCity acquired all of the outstanding shares of EyeGlassPlace.com, Inc., an Internet retailer of optical products and accessories, for 100,000 shares of EyeCity common stock. The fair value of EyeCity's common stock issued in connection with this acquisition was approximately $94,000. As the acquired entity had minimal operating assets and liabilities, the entire purchase price has been recorded as goodwill. On August 5, 1999, EyeGlassPlace.com, Inc. was merged into Peeper's, Inc.

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

                       EyeCity.com, Inc. and Subsidiaries

6. Acquisitions (continued)

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

The following table summarizes the intangibles recorded relating to the above-described acquisitions:

                                                                  December 31,
                                                                      1999
                                                             -------------------

     Foggles, Inc.                                                  $156,000
     Gilead Enterprises, Inc.                                          8,000
     EyeGlassPlace.com, Inc.                                          94,000
     Peeper's Sunglasses and Accessories, Inc.                     3,151,000
     SunSource Technology, Inc.                                      970,000
     Impact EyeWear license agreement et al.                         646,000
     Other acquisitions                                               68,000
                                                             -------------------
                                                                   5,093,000
     Less accumulated amortization                                 2,730,000
                                                             -------------------

                                                                  $2,363,000
                                                             ===================

                       EyeCity.com, Inc. and Subsidiaries

7. Debt

EyeCity's debt obligations at December 31, 2000 are as follows:

Notes payable to vendors (1)                                                              $  20,000
Seller financed acquisition and merger obligations (2)                                      922,250
                                                                                    -------------------
Total                                                                                      $942,250
                                                                                    ===================

(1) In 1999, EyeCity issued a note payable to a vendor in return for advertising services. The note is payable as follows: $1,330 on October 1, 1999 and the remaining $40,000 in equal monthly installments of $10,000 commencing November 1, 1999. The outstanding balance at December 31, 2000 is $20,000.

(2) In connection with the merger of Peeper's in May 1999 (see Note 6), EyeCity issued a secured promissory note in the amount of $875,000. The note is non-interest bearing and is due upon the earlier of the anniversary date or the consummation of a public offering resulting in gross proceeds in excess of $10,000,000. In May 2000, the maturity date of the note was extended to May 2002 with principal payments of $25,000 due on July 15, 2000, $150,000 due on August 31, 2001 and 5% of the first $2,000,000 of gross proceeds, and 10% of all gross proceeds above $2,000,000 raised by EyeCity in a financing transaction or series of financing transactions, in each case, payable within 7 days of the closing. The note now accrues interest at a rate of 7% per annum. The carrying value of the note is recorded net of the unamortized discount of $200,000 which is being amortized over the term of the note. For the year ended December 31, 2000, $66,667 of amortization expense has been recorded.

      In connection with the merger of SunSource in June 1999 (see Note 6), EyeCity issued a secured promissory note in the amount of $212,500. The note is non-interest bearing and is due upon the earlier of the anniversary date or the consummation of a public offering resulting in gross proceeds in excess of $10,000,000. In June 2000, EyeCity amended the note to provide that $3,000 of principal will be due and payable on each of the 15th day of the month from July through November 2000 and $197,500 will be due and payable on December 31, 2000, provided that if EyeCity consummates a public or private offering of debt or equity securities, four percent of the net proceeds in excess of $2,000,000 of such offering shall be paid on account of the then outstanding principal balance of such note. The note now accrues interest at Chase Bank's prime rate. The carrying value of the note is recorded net of the unamortized discount of $47,500 which is being amortized over the term of the note. For the year ended December 31, 2000, $23,750 of amortization expense has been recorded.

                       EyeCity.com, Inc. and Subsidiaries

8. Stockholders' Equity

EyeCity is authorized to issue 101,000,000 shares of stock, of which 100,000,000 is designated as common stock, par value $.001 per share, and 1,000,000 is designated as preferred stock, par value $.001 per share. As of December 31, 2000, EyeCity has not issued any shares of preferred stock.

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

During the year ended December 31, 2000, EyeCity sold 1,745,000 shares of its common stock to 63 investors at a price of $1.00 per share, 50,000 shares of its common stock at a price of $.75 per share and 680,000 shares of its common stock at a price of $.50 per share, resulting in aggregate gross proceeds of $2,122,500. The investors who purchased 680,000 shares of common stock at $.50 per share also received three year warrants to purchase 680,000 shares of common stock at an exercise price of $1.00 per share.

                       EyeCity.com, Inc. and Subsidiaries

8. Stockholders' Equity (continued)

During the year ended December 31, 2000, EyeCity issued 642,283 shares of its common stock with a value of $409,400 in exchange for legal, accounting, consulting and marketing services.

During the year ended December 31, 2000, holders converted $275,000 of subordinated convertible promissory notes into 400,000 shares of EyeCity common stock. Of the notes which were converted, $150,000 in principal was converted in connection with an incentive offered to the holder to convert these shares. In connection with the incentive, the holder received an aggregate of 300,000 shares of common stock and three year warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 per share. The fair value of these additional equity securities issued is $96,000 and has been recorded as interest expense in the third quarter.

During the year ended December 31, 2000, EyeCity issued 10,000 shares of its common stock with a value of $10,000 in exchange for furniture and fixtures.

During the year ended December 31, 2000, EyeCity issued 30,000 shares of its common stock with a value of $15,000 in consideration for the holder of a promissory note agreeing to extend the maturity date of such promissory note.

During the year ended December 31, 2000, EyeCity issued 216,400 shares of its common stock with a value of $118,128 to an investment advisor in connection with financing transactions.

During the year ended December 31, 2000, EyeCity issued 13,600 shares of its common stock with a value of $10,200 for salary and expenses owed to an employee.

9. Stock Options

EyeCity has four stock option plans (the "Plans")--the 1997 Stock Option Plan and the 2000 Stock Option Plan provides for the granting of either incentive stock options or nonstatutory stock options, and the 1998 and 1999 Stock Option Plans provide for the granting of nonstatutory stock options. The 1997 Plan provides for the granting of up to 500,000 options, the 1998 and 1999 Plans each provide for the granting of 1,500,000 options and the 2000 Plan provides for the granting of 4,000,000 options to key employees of EyeCity (including directors and officers) and consultants (including members of EyeCity's advisory board) for the purchase of EyeCity common stock. Stock options granted under the Plans may vest immediately and have a term not greater than ten years from the date of grant or five years for a holder of more than 10% of EyeCity common stock. Incentive stock options may be granted at an exercise price not less than the fair market value of the underlying shares at the date of grant or for the 1997 Plan, less than 110% of the fair market value for a holder of more than 10% of EyeCity common stock at the date of grant. The per share price of nonstatutory stock options granted to Non-Insiders (as defined) shall be determined by the Board of Directors. All options under the above plans have been granted at exercise prices equal to or greater than the fair market value of the underlying common shares at the date of grant.

                       EyeCity.com, Inc. and Subsidiaries

9. Stock Options (continued)

The following table summarizes activity in stock options:

                                                       Year ended                               Year ended
                                                     December 31, 2000                     December 31, 1999
                                          ------------------------------------       -----------------------------------
                                                                   Weighted                                  Weighted
                                          Shares under              Average          Shares under             Average
                                             Options            Exercise Price          Options           Exercise Price
                                             -------            --------------          -------           --------------
Balance, beginning of year                  2,577,000                $1.99              752,000               $1.06
Granted                                     1,214,750                $1.10            1,876,250               $2.34
Forfeitures/expirations                     (656,000)                $3.79              (1,250)               $6.54
Exercised                                         --                    --             (50,000)               $1.00
                                            ---------                                 ---------
Balance, end of year                        3,135,750                $1.27            2,577,000               $1.99
                                            ---------                                 ---------

The following tables summarize information about the stock options outstanding at December 31, 2000:



                                                         Weighted-
                                                          Average
                                                         Remaining
                    Exercise           Options          Contractual           Options
                      Price          Outstanding            Life             Exercisable
                ----------------- ------------------ ------------------- ------------------

                     $1.00             2,348,500           5.9 years         1,268,750
                     $1.10               400,000           2.6 years           400,000
                     $1.50                56,000           5.9 years            56,000
                     $1.72                   750           8.8 years               372
                     $1.75                60,000           1.2 years            60,000
                     $2.38                10,000           1.2 years            10,000
                     $2.44                70,500           9.0 years            65,124
                     $3.00               107,500           1.7 years           107,500
                     $4.38                 5,000           8.3 years             3,750
                     $4.50                44,000           8.6 years            22,000
                     $7.75                33,500           8.4 years            25,128
                                  ------------------                     ------------------
                                       3,135,750                             2,018,624
                                  ==================                     ==================

                       EyeCity.com, Inc. and Subsidiaries

10. Related Party Transactions

EyeCity subleased office space on a month-to-month basis from a related entity. A major stockholder of EyeCity also is a major stockholder of this entity. Rent expense paid to the related entity for the years ended December 31, 1999 was approximately $11,000. EyeCity relocated its operations and no longer subleases office space from such related entity.

During 2000, EyeCity paid an aggregate of $55,000 to a family member of EyeCity's Chief Operating Officer for consulting services rendered during 1999 and 2000. As of December 31, 2000, EyeCity owed such individual $45,000.

11. Commitments

Employment Contracts

On July 1, 1998, December 31, 1998 and July 1, 2000, EyeCity amended and extended its existing employment contracts with its president and executive vice president, respectively, through December 31, 2004. The contracts provide for each executive to receive at an annual rate $82,500 for July 1, 1998 through December 31, 1998; $100,000 for January 1, 1999 through June 30, 2000; and $150,000 for July 1, 2000 through December 31, 2004. The base salary shall automatically increase five (5%) per year commencing January 1, 2001, and may be eligible for bonuses, at the discretion of EyeCity's Board of Directors. Officer salaries for 1999 and1998 in the amount of $184,000 have been accrued at December 31, 2000.

Operating Leases

The Company has entered into various operating leases which expire at various times through 2004. The minimum annual rental payments under the provisions of these leases for years ending December 31 are as follows:

      2001                                         160,000
      2002                                         164,000
      2003                                         163,000
      2004                                          89,000
                                             -----------------
                                               $   723,000
                                             =================

Rent expense, including amounts paid to a related entity (see Note 11), was approximately $110,000 and $63,000 for the years ended December 31, 2000 and 1999, respectively.

                       EyeCity.com, Inc. and Subsidiaries

11. Commitments (continued)

Capital Leases

Future minimum lease payments under capital leases for equipment with a net book value of approximately $93,000, included in property and equipment for the years ending December 31 are as follows:

      2001                                             $ 36,000
      2002                                               29,000
      2003                                               16,000
      2004                                                5,000
                                                        -------
      Total minimum lease payments                       86,000
      Less: Amount representing interest                 14,000
                                                        -------
      Present value of minimum lease payments           $72,000
                                                        =======

12. Legal Proceedings

EyeCity is not aware of any material adverse claims regarding any of its trademarks or domain names with the exception of its "Peeper's" mark and peepers.com domain name. Rights in this mark and domain name have been challenged in an action now pending entitled American Eyewear, Inc. v. Peeper's Sunglasses and Accessories, Inc. and EyeCity.com, Inc. which was commenced in July 1999 in the United States District Court for the Northern District of Texas. Peepers, Inc. and EyeCity have moved to dismiss the action. The motion is now pending. EyeCity has substantial defenses and may counter-claim to limit American Eyewear's claimed rights in the trademark Peeper's. The parties are also discussing settlement. It is premature to assess the likely outcome of the proceeding. The former owner of the Peepers's mark has agreed to assume all future legal expenses as to this matter.

On or about June 20, 2000, Thomas Seltzer ("Seltzer"), commenced an action in the United States District Court for the Southern District of New York entitled Thomas Seltzer v. Eyecity.com, Inc., Mark H. Levin and Mark Suroff, Civ. Action No. 00-4597 (NRB) (the "Action") asserting several causes of action, including breach of contract, fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Seltzer seeks unspecified monetary damages and declaratory relief. Seltzer was the founder and president of a company known as Impact Eyewear, LLC ("Impact"), which EyeCity acquired in September 1999. After EyeCity acquired Impact, Seltzer entered into an employment agreement with EyeCity and was terminated by EyeCity on February 7, 2000. Seltzer further alleges that EyeCity breached his employment agreement when it terminated him. EyeCity answered the complaint and asserted counterclaims on August 7, 2000. It is premature to asses the likely outcome of the proceeding.

                       EyeCity.com, Inc. and Subsidiaries

12. Legal Proceedings (continued)

A wholly owned subsidiary of EyeCity, Peeper's was named as a defendant in an action entitled Oakley, Inc. v. Peeper's Sunglasses & Accessories Inc. and Son Dad Boards Ltd. d/b/a Freestyle of Duluth and Larry Leege, which was commenced in October 1999 in the Superior Court of California, Orange County. This action, which is principally a contract claim against the third parties, Son Dad Boards Ltd. and Larry Leege, also alleges that Peeper's, Inc. interfered with the plaintiff's contractual relationship with these third parties when it purchased sunglasses from them and then re-sold the merchandise. This action was settled in January 2001 without any damages awarded against EyeCity.

The Company has other asserted claims arising in the normal course of business. The Company believes the asserted claims are without merit and the Company will vigorously defend any litigation that is brought.

13. Subsequent Events

In January 2001, EyeCity entered into an agreement with Mr. Thralow which cancelled the indebtedness in the amount of $812,467, which was comprised of $724,750 for the secured promissory note, interest in the amount of $34,633, and the balances due under the consultant agreement of $45,162 and the employment agreement of $7,923. As consideration for the cancellation of the indebtedness, the Company conveyed to Mr. Thralow the websites it had acquired from him in 1999, certain inventory and equipment as well as 125,000 shares of the common stock of EyeCity.

During January 2001, the Company issued 100,000 shares of its common stock to a former employee for services rendered.

During February 2001, the Company issued 200,000 shares of its common stock in consideration for consulting services.

During March 2001, the Company issued 301,500 shares of its common stock in lieu of cash payments to certain vendors.

                           Commission File No. 0-27561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

                                EYECITY.COM, INC.

Exhibit No.            Description
-----------            -----------
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

  10.1(g)*      Agreement dated May 23, 2000 among EyeCity.com, Inc., Peeper's, Inc. and Daniel
                Thralow.

  10.1(h)*      Memorandum of Understanding dated as of January 12, 2001 by and between
                EyeCity.com, Inc. and Daniel Thralow.

  10.1(i)       Purchase Agreement between EyeCity.com, Inc. and StarSystems.  Incorporated herein by reference to Exhibit 6(f) to EyeCity.com's Form 10-SB/A, File
                No.0-27561.

  10.1(j)       Agreement and Plan of Merger by and among EyeCity.com, Inc., SunglassSite,
                Inc., SunSource Technology, Inc. and G. Robert Wilson. Incorporated herein by reference to Exhibit 6(h) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(k)       Asset Purchase and Assignment Agreement by and among EyeCity.com, Inc., Impact
                Eyewear, LLC and Thomas Seltzer. .  Incorporated herein by reference to Exhibit
                6(i) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(l)       Agreement between EyeCity.com and IEM, Inc.  Incorporated herein by reference to Exhibit 6(l) to Eyecity.com's Form 10-SB/A, File No.0-27561.

  10.1(m)+      Employment Agreement between Ergovision, Inc. and Mark H. Levin.   Incorporated
                herein by reference to Exhibit 6(m) to Eyecity.com's Form 10-SB/A, File
                No.0-27561.

  10.1(n)+      Amendment to Employment Agreement between Ergovision, Inc. and Mark H. Levin.
                Incorporated herein by reference to Exhibit 6(n) to EyeCity.com's Form 10-SB/A,
                File No.0-27561.

  10.1(o)+*     Amendment to Employment Agreement between EyeCity.com, Inc. and Mark H. Levin dated as of July 1, 2000.

  10.1(p)+      Employment Agreement between Ergovision, Inc. and Mark R. Suroff.  Incorporated herein by reference to Exhibit 6(o) to EyeCity.com's Form 10-SB/A, File
                No.0-27561.

  10.1(q)+      Amendment to Employment Agreement between Ergovision, Inc. and Mark R. Suroff.
                Incorporated herein by reference to Exhibit 7(p) to EyeCity.com's Form 10-SB/A,
                File No.0-27561.

  10.1(r)+*     Amendment to Employment Agreement between EyeCity.com, Inc. and Mark R. Suroff dated as of July 1, 2000.


  10.1(s)       Employment Agreement between Ergovision, Inc. and Daniel D. Thralow.
                Incorporated herein by reference to Exhibit 6(q) to EyeCity.com's Form 10-SB/A,
                File No.0-27561.

  10.1(t)       Finders Agreement between Ergovision, Inc. and James J. Armenakis. Incorporated
                herein by reference to Exhibit 6(r) to EyeCity.com's Form 10-SB/A, File
                No.0-27561.

  10.1(u)       Amendment to Finders Agreement between EyeCity.com, Inc. and James J. Armenakis dated December 29, 1999.  Incorporated herein by reference to Exhibit 10.1(q)
                to EyeCity.com's Form 10-KSB for the period ended December 31, 1999, File No.
                0-27561.

  10.1(v)*      Amendment to Finders Agreement between EyeCity.com, Inc. and James J. Armenakis dated June 1, 2000.

  10.1(w)       Consulting Agreement between Ergovision, Inc. and James J. Armenakis.
                Incorporated herein by reference to Exhibit 6(s) to EyeCity's Form 10-SB/A,
                File No. 0-27561.

  10.1(x)       Amendment to Consulting Agreement between Ergovision, Inc. and James J.
                Armenakis. Incorporated herein by reference to Exhibit 6(t) to EyeCity.com's
                Form 10-SB/A, File No.0-27561.

  10.1(y)*      Amendment to Consulting Agreement between EyeCity.com, Inc. and James J.
                Armenakis dated April 1, 2001.

  10.1(z)       1997 Qualified Stock Option Plan.  Incorporated herein by reference to Exhibit
                6(w) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(aa)      1998 Stock Option Plan.  Incorporated herein by reference to Exhibit 6(x) to
                EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(bb)      1999 Stock Option Plan.  Incorporated herein by reference to Exhibit 6(y) to
                EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(cc)*     2000 Stock Option Plan.

  10.1(dd)      Lease between First Industrial, LP and EyeCity.com, Inc. Incorporated herein by reference to Exhibit 6(z) to EyeCity.com's Form 10-SB/A, File No.0-27561.

  10.1(ee)      Lease between Plaza Associates and Peeper's, Inc.  Incorporated herein by reference to Exhibit 6(aa) to EyeCity.com's Form 10-SB/A, File No.0-27561.

    21          List of Subsidiaries. Incorporated herein by reference to Exhibit 21 to
                EyeCity.com's Form 10-KSB for the fiscal year ended December 31, 1999, File No.
                0-19041.

    27*         Financial Data Schedule