Form 10QSB
period 2001-03-31
EYECITY COM INC
filed 2001-05-15
CIK 1096337

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-27561

                                EYECITY.COM, INC.
        (Exact name of Small Business Issuer as specified in its charter)

               DELAWARE                               11-3327465
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                     199 Lafayette Drive, Syosset, NY 11791
                    (Address of Principal Executive Offices)

                                 (516) 496-6070
                (Issuer's Telephone Number, Including Area Code)

      Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of May 11, 2001, there were outstanding 13,526,714 shares of the issuer's common stock, $.001 par value per share.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----
Item 1.        Financial Statements:

               Consolidated Balance Sheet .............................   2

               Consolidated Statements of Operations ..................   3

               Consolidated Statements of Cash Flows ..................   4

               Notes to Consolidated Financial Statements .............   5

Item 2.        Management's Discussion and Analysis
                    or Plan Of Operation ..............................   6

Part II - OTHER INFORMATION

Item 1.        Legal proceedings ......................................   16

SIGNATURES     ........................................................   17

                       EYECITY.COM, INC. AND SUBISDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2001

ASSETS

Current assets:
  Cash and cash equivalents                                       $     57,831
  Accounts receivable, net of allowance of $1,050                       39,456
  Inventories                                                           81,661
  Prepaid expenses and other current assets                             77,142
                                                                  ------------
Total current assets                                                   256,090

Property and equipment, net of accumulated
  depreciation of $64,712                                              117,741

Intangibles, net of accumulated
  amortization of $189,183                                              43,143

Website development costs, net of accumulated
  amortization of $50,722                                              115,278

Deferred financing costs, net of accumulated
  amortization of $63,506                                              276,058
                                                                  ------------
Total assets                                                      $    808,310
                                                                  ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $  1,260,467
  Accrued payroll and related taxes                                     30,644
  Deferred salaries to officers                                        221,273
  Current portion of capital lease obligations                          28,728
  Current portion of notes payable                                     217,500
  Current portion of subordinated convertible promissory notes          25,000
                                                                  ------------
Total current liabilities                                            1,783,612

Capital lease obligations, less current portion                         38,894
Subordinated convertible promissory notes, less current portion         25,000
Convertible Debenture                                                1,522,378
                                                                  ------------

Total liabilities                                                    3,369,884
                                                                  ------------

Stockholders' equity:
  Preferred stock - $.001 par value:  authorized, 1,000,000
    shares: no shares issued and outstanding                                --
  Common stock - $.001 par value: 20,000,000 shares
    authorized, 13,506,714 shares issued and outstanding                13,506
  Additional paid-in capital                                         9,537,007
  Accumulated deficit                                              (12,107,960)
  Unamortized compensation component of stock options                   (4,127)
                                                                  ------------
Total stockholders' equity                                          (2,561,574)
                                                                  ------------
Total liabilities and stockholders' equity                        $    808,310
                                                                  ============

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                                 ------------------
                                                      March 31,
                                                      ---------
                                                2001               2000
                                                ----               ----

Net revenues                              $     70,991     $    615,431
Cost of revenues                                29,674          422,207
                                          ------------     ------------
Gross profit                                    41,317          193,224
                                          ------------     ------------

Operating expenses:
  Marketing and sales                           12,044           85,624
  General and administrative                   313,697          743,856
  Depreciation and amortization                185,377          445,616
  Technology and development                     3,006           82,349
                                          ------------     ------------
Total operating expenses                       514,124        1,357,445
                                          ------------     ------------

Operating loss                                (472,807)      (1,164,221)
                                          ------------     ------------

Other income (expense):
  Interest and investment income                     3            2,515
  Interest expense                             (73,026)         (71,772)
                                          ------------     ------------
Net other expense                              (73,023)         (69,257)
                                          ------------     ------------
Net loss                                  $   (545,830)    $ (1,233,478)
                                          ============     ============

Basic and diluted net loss
  per common share                        $       (.04)    $       (.12)
                                          ============     ============
Shares used in the calculation of basic
  and diluted net loss per common share     12,963,362       10,060,349
                                          ============     ============

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                 ------------------
                                                                      March 31,
                                                                      ---------
                                                               2001             2000
                                                               ----             ----
Cash flows from operating activities
 Net loss                                                   $  (545,830)   $(1,233,478)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                              (2,599,507)       445,616
  Provision for doubtful accounts                                (8,100)            --
  Amortization of discount                                       22,434         61,876
  Amortization of deferred financing costs                       28,297             --
  Amortization of compensation component of stock options            --         37,099
  Issuance of stock for consulting services                     100,000         30,000
  Issuance of stock for salary and expenses                      10,011             --
  Issuance of stock for release of accounts payable              64,900             --
  Issuance of stock for release of debt                      (1,521,567)            --
  Issuance of stock for settlement                             (263,177)            --
Changes in operating assets and liabilities:
  Accounts receivable                                           (10,450)          (868)
  Inventories                                                   229,101         59,719
  Prepaid expenses and other current assets                      32,645       (102,381)
  Accounts payable and accrued expenses                          31,020       (505,167)
  Accrued payroll and related taxes                             (19,917)       (12,993)
  Deferred salary to officers                                    29,577        (62,734)
                                                            -----------    -----------
Net cash used in operating activities                        (4,420,563)    (1,283,311)
                                                            -----------    -----------

Cash flows from investing activities
Capitalized website development costs                                --       (108,750)
Disposal/(Purchase) of property and equipment                   285,620        (15,845)
Disposal of intangibles                                       4,860,478             --
Security deposits                                                13,322         (4,264)
                                                            -----------    -----------
Net cash provided by/(used in) investing activities           5,159,420       (128,859)
                                                            -----------    -----------

Cash flows from financing activities
Repayment of notes payable                                     (724,750)        (3,000)
Repayment of financed insurance                                      --        (18,972)
Proceeds from issuance of common stock, net of expenses              --      1,502,950
Repayment of capital lease obligations                          (10,863)        (7,647)
                                                            -----------    -----------
Net cash (used in)/provided by financing activities            (735,613)     1,473,331
                                                            -----------    -----------

Net increase in cash and cash equivalents                         3,244         61,161
Cash and cash equivalents at beginning of year                   54,587        175,155
                                                            -----------    -----------
Cash and cash equivalents at end of period                       57,831        236,316
                                                            -----------    -----------

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        THREE MONTHS ENDED MARCH 31, 2001

1. Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for three month periods ended March 31, 2001 and 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the three month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Stockholders' Equity

During the three months ended March 31, 2001, EyeCity issued 200,00 shares of its common stock with a value of $100,000 in exchange for legal and consulting.

During the three months ended March 31, 2001, EyeCity issued 100,000 shares of its common stock with a value of $10,000 for salary and expenses owed to an employee.

During the three months ended March 31, 2001, EyeCity issued 125,000 shares of its common stock as part of an agreement for cancellation of debt.

During the three months ended March 31, 2001, EyeCity issued 301,500 shares of its common stock to certain vendors in exchange for cancellation of accounts payable.

3. Effect of Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In recent actions, the SEC has further delayed the required implementation date, which, for the Company, will be no later than the fourth quarter of fiscal 2001, retroactive to the beginning of the fiscal year. Although the Company cannot fully assess the impact of SAB 101 at this time, the Company's preliminary conclusion is that the implementation of SAB 101 will not have a material effect on the timing of when the Company recognizes revenue.

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

The following is intended to update the information contained in EyeCity's Annual Report on Form 10-KSB for the year ended December 31, 2000 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis or Plan of Operation" contained in such Form 10-KSB.

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

      In January 1999, EyeCity focused its business strategy to capitalize on the Internet retailing opportunities associated with the optical product industry. In this regard, EyeCity acquired EyeGlassPlace.com, Inc., Peeper's Sunglasses and Accessories, Inc. and SunSource Technology, Inc. in March 1999, May 1999 and June 1999, respectively. In connection with these acquisitions, EyeCity recorded goodwill of approximately $4.2 million, which was being amortized over three years from the dates of such acquisitions. In addition, in September 1999 EyeCity acquired certain assets of Impact Eyewear, LLC, including a non-exclusive license from Yahoo! Inc. to use the "Yahoo!" name and logo for the distribution and marketing of eyewear and eyewear accessories throughout the United States, and recorded an intangible asset in the amount of $646,000 which will be amortized over three years from the closing.

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

Results of Operations

      Net revenues for the three month period ended March 31, 2001 were approximately $71,000 as compared to approximately $615,000 in the corresponding period in the prior year. The decrease in revenues is principally attributable to the Company divesting itself of substantially all of its business-to-consumer acquired websites including Binoculars.com, Peepers.com and EyeGlassPlace.com.

      Cost of revenues for the three month period ended March 31, 2001 were approximately $30,000 as compared to approximately $422,000 in the corresponding period in the prior year. The decrease is due primarily to the divestment of the business-to-consumer websites.

      Gross profit amounted to approximately $41,000 (58.2% of net revenues) for the three month period ended March 31, 2001 as compared to $193,000 (31.4% of net revenues) in the corresponding period in the prior year. The percentage increase in gross profits was primarily due to increased sales of higher margin items.

      General and administrative expenses approximated $314,000 for the three month period ended March 31, 2001 as compared to approximately $744,000 for the corresponding period in 2000. The decrease in general and administrative expenses was primarily due to the divestment of the business-to-consumer websites.

      Depreciation and amortization expenses were approximately $185,000 for the three month period ended March 31, 2001 as compared to approximately $446,000 in the corresponding period in 2000. The decrease is principally attributable to the divestment of the business-to-consumer websites.

      Technology and development expenses were approximately $3,000 for the three month period ended March 31, 2001 as compared to approximately $82,000 in the corresponding periods in 2000. The expenses in 2000 related to the development of the eyecity.com SuperSite.

      Interest expense was approximately $73,000 for the three month period ended March 31, 2001, as compared to approximately $72,000 in the corresponding period in 2000.

Liquidity and Capital Resources

      As of March 31, 2001, EyeCity had negative working capital (total current assets less total current liabilities) of approximately $1,528,000. EyeCity believes that its currently available funds will be sufficient to meet its anticipated working capital needs through the end of May 2001. Thereafter, EyeCity will need to raise substantial additional funds to implement anticipated capital expenditures and business expansion and repay indebtedness and other obligations. If EyeCity is unable to raise additional funds, EyeCity will have to cease its operations.

      As of March 31, 2001, EyeCity had approximately $58,000 of cash and cash equivalents. As of March 31, 2001, EyeCity's principal commitments consisted of:

o     accounts payable of approximately $1,260,467;
o interest bearing promissory note issued to a seller in connection with a prior acquisitions by EyeCity in the aggregate amount of $197,500;

o     notes payable to vendors of approximately $20,000;
o $50,000 of 10% subordinated convertible promissory notes, due October 1, 2003;
o $1,740,000 of 10% subordinated convertible debentures, due between August 14, 2003 and November 22, 2003;
o $221,000 of deferred salary for officers. Included in this amount is deferred salaries owed to Mark Levin of $129,000 and Mark Suroff of $92,000;
o     obligations outstanding under operating leases; and
o     obligations outstanding under capital leases.

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

A portion of the consideration paid by EyeCity in connection with its acquisitions of Peeper's and SunSource was in the form of promissory notes in the amounts of $875,000 and $212,500, respectively. On May 23, 2000 the maturity date of the secured $875,000 note was extended to May 23, 2002 with principal payments of $25,000 due on July 15, 2000, $150,000 due on August 31, 2001 and 5% of the first $2,000,000 of gross proceeds, and 10% of all gross proceeds above $2,000,000 raised by EyeCity in a financing transaction or series of financing transactions, in each case, payable within 7 days of closing. In January 2001, EyeCity entered into an agreement with Mr. Thralow which cancelled the indebtedness in the amount of $812,467, which was comprised of $724,750 for the secured promissory note, interest in the amount of $34,633, and the balances due under the consultant agreement of $45,162 and the employment agreement of $7,923. As consideration for the cancellation of the indebtedness, the Company conveyed to Mr. Thralow the websites it had acquired from him in1999, certain inventory and equipment as well as 125,000 shares of the common stock of EyeCity. On June 30, 2000, EyeCity and the holder of the $212,500 note amended it to provide that $3,000 of principal will be due and payable on each of July 15, 2000, August 15, 2000, September 15, 2000, October 15, 2000, and November 15, 2000, and $197,500 will be due and payable on December 31, 2000, provided that if EyeCity consummates a public or private offering of debt or equity securities, four percent of the net proceeds in excess of $2,000,000 of such offering shall be paid on account of the then outstanding principal balance of such note. In addition, the amended $212,500 note has accrued interest from July 1, 2000 at Chase Bank's prime rate. On January 5, 2001 the agreement was amended for payment of the balance of the note of $197,500 to April 1, 2001. The note continues to accrue interest at Chase Bank's prime rate. There can be no assurance that EyeCity will have available funds to satisfy these notes at maturity, in which event the holders of these notes could claim that EyeCity is in breach of its obligations. Such holders could commence proceedings against EyeCity, including seeking to foreclose on the note collateral (including the domain names, toll-free phone numbers, contract rights, website content and certain intellectual properties formerly owned by Peeper's and acquired by EyeCity in the Peeper's acquisition), which would have a material adverse affect on EyeCity's operations.

      For the three months ended March 31, 2001, EyeCity used approximately $4,421,000 in connection with its operating activities, principally to fund its net loss of approximately $546,000, as well as decreases in depreciation and amortization and issuance of stock for release of debt.

      For the three months ended March 31, 2001, net cash provided by investing activities approximated $5,159,000. This is primarily attributable to the disposition of the intangibles.

      For the three months ended March 31, 2001, net cash used in financing activities approximated $736,000, primarily from the repayment of debt.

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

      In analyzing an investment in the Company, one should carefully consider the investment considerations described below, as well as the other matters referred to in the Company's Form 10-KSB for the year ended December 31, 2000. If any of the matters contemplated by the following investment considerations occur, our business, financial condition or results of operations could be materially adversely affected.

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

      As of March 31, 2001, EyeCity had negative working capital of approximately $1,528,000. We believe that our currently available funds will be sufficient to meet our anticipated working capital needs through the end of May 2001. Thereafter, we need to raise additional funds. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, our stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our Common Stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue to implement our business plan. This inability could have a material adverse effect on our business, results of operations and financial condition.

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

      As of March 31, 2001, Messrs. Levin, Suroff, Mouyiaris and Ms. Novick (each directors of the Company) own, in the aggregate, 2,491,000 shares of our common stock and control approximately 18.42% of the aggregate voting power of all outstanding shares. Acting together, these stockholders can effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of EyeCity that might otherwise be beneficial to stockholders and may also discourage acquisition bids for EyeCity and limit the amount certain investors may be willing to pay for shares of Common Stock. Further, Mr. Mouyiaris has the contractual right to appoint two members of EyeCity's board of directors, and at least one of these members must approve of the following transactions:

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

      The United States Congress recently has enacted legislation limiting the ability of the states to impose taxes on Internet-based transactions. However, this legislation, known as the Internet Tax Freedom Act, imposes only a three-year moratorium, which commenced October 1, 1998 and ends on October 21, 2001, on state and local taxes on (1) e-commerce where such taxes are discriminatory and (2) Internet access unless such taxes were generally imposed and actually enforced prior to October 1, 1998. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could adversely affect our ability to become profitable.

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

      Our ability to generate a profit in the future depends substantially upon the widespread acceptance and use of the Internet as an effective medium of commerce. Rapid growth in commercial online businesses is a recent phenomenon. We cannot assure you that a sufficiently broad base of consumers will visit, or continue to visit, our websites. Demand for recently introduced services and products over the Internet are subject to a high level of uncertainty. The development of the Internet as a viable means of marketing products directly to consumers is subject to a number of factors, including continued growth in the number of users of such services, concerns about transaction security, continued development of the necessary technological infrastructure, and the development of complementary services and products. Failure of the Internet and online businesses to become a viable means of marketing products would adversely affect our business, results of operations and financial condition.

We do not have any property rights in the Internet addresses that we use.

      We have obtained the rights to various Internet addresses, including, but not limited to, www.eyecity.com, www.opticalsite.com, www.sunglasssite.com, www.foggles.com, and www.ergovision.com. If third parties obtain rights to use similar addresses, these third parties may confuse our customers and cause our customers to inadvertently place orders with these third parties, which could result in lost sales for us and could damage our brand. As with telephone numbers, we do not have and cannot acquire any property rights in Internet addresses. As a result, we cannot assure you that we will be able to retain the use of our addresses. The loss of our ability to use our Internet addresses could have a material adverse effect on our business, financial condition and results of operations.

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

      Sales of substantial amounts of our Common Stock (including shares issued upon the exercise of outstanding options) in the public market in the future could adversely affect the market price of our Common Stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we think appropriate. As of March 31, 2001, there were 13,506,714 shares of Common Stock outstanding, of which 9,728,424 were restricted securities under the Securities Act of 1933, as amended (the "Securities Act"). As of March 31, 2001, 7,072,181 restricted securities were eligible for sale in the public market. The remaining restricted securities will be eligible for sale from time to time thereafter upon expiration of applicable holding periods under Rule 144 under the Securities Act. Further, holders of 3,621,000 of these restricted shares have so-called "piggy-back" registration rights, which require these shares of Common Stock to be registered for sale in our future registrations, subject to certain restrictions. In addition, as of March 31, 2001, there were outstanding options to purchase 2,958,000 shares of our Common Stock. Substantially, all of the shares issuable upon exercise of such options will be restricted securities under the Securities Act and not eligible for sale in the public markets until the underlying securities are registered on a Form S-8.

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

      Our certificate of incorporation and Bylaws contain provisions, which reduce the potential liability of members of our board of directors for certain monetary damages and provide for indemnity of directors and other persons. We are unaware of any pending or threatened litigation against us or our directors that would result in any liability for which any of our directors would seek indemnification or similar protection.

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

      On or about June 20, 2000, Thomas Seltzer ("Seltzer"), commenced an action in the United States District Court for the Southern District of New York entitled Thomas Seltzer v. Eyecity.com, Inc., Mark H. Levin and Mark Suroff, Civ. Action No. 00-4597 (NRB) (the "Action") asserting several causes of action, including breach of contract, fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Seltzer seeks unspecified monetary damages and declaratory relief. Seltzer was the founder and president of a company known as Impact Eyewear, LLC ("Impact"), which EyeCity acquired in September 1999. After EyeCity acquired Impact, Seltzer entered into an employment agreement with EyeCity and was terminated by EyeCity on February 7, 2000. Seltzer further alleges that EyeCity breached his employment agreement when it terminated him. EyeCity answered the complaint and asserted counterclaims on August 7, 2000. However, the parties are discussing settlement.

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K

            The Company filed a Report on Form 8-K dated January 12, 2001 (date of earliest event reported) reporting under Item 5 - Other Events. No financial statement was filed with the Report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EYECITY.COM, INC.


May 11, 2001                          By: /s/ Mark H. Levin
                                          ------------------------------------
                                          Mark H. Levin, President,
                                          Chief Executive Officer (principal
                                          executive officer) and Director