Form 10QSB
period 2001-06-30
EYECITY COM INC
filed 2001-08-14
CIK 1096337

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|x|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporationor Organization)

                     199 Lafayette Drive, Syosset, NY 11791
                    (Address of Principal Executive Offices)

                                 (516) 496-6070
                (Issuer's Telephone Number, Including Area Code)

      Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 7, 2001, there were outstanding , 15,551,714, shares of the issuer's common stock, $.001 par value per share.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1. Financial Statements:

        Consolidated Balance Sheet ........................................  2

        Consolidated Statements of Operations .............................  3

        Consolidated Statements of Cash Flows .............................  4

        Notes to Consolidated Financial Statements ........................  5

Item 2. Management's Discussion and Analysis
         or Plan Of Operation .............................................  7

        Investment Considerations .........................................  10

Part II - OTHER INFORMATION

Item 1. Legal proceedings .................................................  17

SIGNATURES ................................................................  18

                       EYECITY.COM, INC. AND SUBISDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  JUNE 30, 2001

ASSETS

Current assets:
  Cash and cash equivalents                                        $     18,161
  Accounts receivable, net of allowance of $1,050                        27,696
  Inventories                                                            73,279
  Prepaid expenses and other current assets                                 931
                                                                   ------------
Total current assets                                                    120,067

Property and equipment, net of accumulated
  depreciation of $61,833                                                90,618

Intangibles, net of accumulated
  amortization of $208,544                                               23,782

Website development costs, net of accumulated
  amortization of $64,556                                               101,444

Deferred financing costs, net of accumulated
  Amortization of $91,803                                               247,762
                                                                   ------------
Total assets                                                       $    583,673
                                                                   ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                            $  1,253,704
  Accrued payroll and related taxes                                      30,742
  Deferred salaries to officers                                         258,773
  Current portion of capital lease obligations                           23,259
  Current portion of notes payable                                      217,500
  Current portion of subordinated convertible promissory notes           29,167
                                                                   ------------
Total current liabilities                                             1,813,145

Capital lease obligations, less current portion                          27,266
Subordinated convertible promissory notes, less current portion          20,833
Convertible Debenture                                                 1,544,811
                                                                   ------------

Total liabilities                                                     3,406,055
                                                                   ------------

Stockholders' equity:
  Preferred stock - $.001 par value: authorized, 1,000,000
    shares: no shares issued and outstanding                                 --
  Common stock - $.001 par value: 20,000,000 shares
    authorized, 14,051,714 shares issued and outstanding                 14,052
  Additional paid-in capital                                          9,558,865
  Accumulated deficit                                               (12,391,172)
  Unamortized compensation component of stock options                    (4,127)
                                                                   ------------
Total stockholders' equity                                           (2,822,382)
                                                                   ------------
Total liabilities and stockholders' equity                         $    583,673
                                                                   ============

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Six Months Ended              Three Months Ended
                                         ----------------              ------------------
                                              June 30,                        June 30,
                                              --------                        --------
                                        2001            2000           2001            2000
                                    -----------    ------------    -----------    ------------

Net revenues                            117,083    $  1,376,340         46,092    $    760,909
Cost of revenues                         54,905         959,175         25,231         536,968
                                    -----------    ------------    -----------    ------------
Gross profit                             62,178         417,165         20,861         223,941
                                    -----------    ------------    -----------    ------------

Operating expenses:
  Marketing and sales                    19,281         254,448          7,237         168,824
  General and administrative            472,832       1,506,944        159,135         763,088
  Depreciation and amortization         255,991         901,783         70,614         456,167
  Technology and development              3,240         162,576            234          80,227
                                    -----------    ------------    -----------    ------------
Total operating expenses                751,344       2,825,751        237,220       1,468,306
                                    -----------    ------------    -----------    ------------

Operating loss                         (689,166)     (2,408,586)      (216,359)     (1,244,365)
                                    -----------    ------------    -----------    ------------

Other income (expense):
  Interest and investment income          4,794           2,844          4,791             329
  Interest expense                     (144,670)       (135,598)       (71,644)        (63,826)
                                    -----------    ------------    -----------    ------------
Net other expense                      (139,876)       (132,754)       (66,853)        (63,497)
                                    -----------    ------------    -----------    ------------
Net loss                            $  (829,042)   $ (2,541,340)   $  (283,212)   $ (1,307,862)
                                    ===========    ============    ===========    ============

Basic and diluted net loss
  per common share                  $      (.10)   $       (.24)   $      (.08)   $       (.12)
                                    ===========    ============    ===========    ============
Shares used in the calculation of
  basic and diluted net loss per
  common share                        8,386,061      10,536,413      3,710,636      11,012,478
                                    ===========    ============    ===========    ============

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended
                                                                ----------------
                                                                    June 30,
                                                                    --------
                                                                2001           2000
                                                            -----------    -----------
Cash flows from operating activities
Net loss                                                    $  (829,042)   $(2,541,340)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                              (2,569,191)       901,783
  Provision for doubtful accounts                                (8,100)            --
  Amortization of discount                                       44,867         58,542
  Amortization of deferred financing costs                       56,593             --
  Amortization of compensation component of stock options            --         41,382
  Issuance of stock for consulting services                     100,000         60,000
  Issuance of stock for consideration of extending note              --         15,000
  Issuance of stock for salary and expenses                      10,011             --
  Issuance of stock for release of accounts payable              82,803             --
  Issuance of stock for release of debt                      (1,521,567)            --
  Issuance of stock for settlement                             (263,177)            --
Changes in operating assets and liabilities:
  Accounts receivable                                             1,310        (13,712)
  Inventories                                                   237,483        141,073
  Prepaid expenses and other current assets                     108,856        (37,366)
  Accounts payable and accrued expenses                          24,258       (224,394)
  Accrued payroll and related taxes                             (19,819)       (45,152)
  Deferred salary to officers                                    67,077       (126,660)
                                                            -----------    -----------
Net cash used in operating activities                        (4,477,638)    (1,770,844)
                                                            -----------    -----------

Cash flows from investing activities
Capitalized website development costs                                --       (150,000)
Disposal/(Purchase) of property and equipment                   315,622        (41,600)
Disposal of intangibles                                       4,860,478             --
Security deposits                                                13,322         (4,763)
                                                            -----------    -----------
Net cash provided by/(used in) investing activities           5,189,422       (196,363)
                                                            -----------    -----------

Cash flows from financing activities
Repayment of notes payable                                     (724,750)       (44,516)
Repayment of financed insurance                                      --             --
Proceeds from issuance of common stock, net of expenses           4,500      1,860,250
Repayment of capital lease obligations                          (27,960)       (13,887)
                                                            -----------    -----------
Net cash (used in)/provided by financing activities            (748,210)     1,801,847
                                                            -----------    -----------

Net increase in cash and cash equivalents                       (36,426)      (165,360)
Cash and cash equivalents at beginning of year                   54,587        175,155
                                                            -----------    -----------
Cash and cash equivalents at end of period                       18,161          9,795
                                                            ===========    ===========

See accompanying notes

                       EYECITY.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                         SIX MONTHS ENDED JUNE 30, 2001

1. Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six and three month periods ended June 30, 2001 and 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the six and three month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Stockholders' Equity

During the six months ended June 30, 2001, EyeCity issued 200,000 shares of its common stock with a value of $100,000 in exchange for legal and consulting.

During the six months ended June 30, 2001, EyeCity issued 100,000 shares of its common stock with a value of $10,000 for salary and expenses owed to an employee.

During the six months ended June 30, 2001, EyeCity issued 125,000 shares of its common stock as part of an agreement for cancellation of debt.

During the six months ended June 30, 2001, EyeCity issued 396,500 shares of its common stock to certain vendors in exchange for cancellation of accounts payable.

During the six months ended June 30, 2001, EyeCity issued a special grant of 450,000 shares of its common stock to an investor at a price of $.01 per share.

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

4. Subsequent Events

On June 30, 2001, EyeCity and Mark R. Suroff entered into a Severance Agreement under which Mr. Suroff resigned as a director and officer of EyeCity and his Employment Agreement was terminated as of June 30, 2001. As consideration for entering into the Severance Agreement, Mr. Suroff was issued 500,000 shares of EyeCity's common stock valued at approximately $10,000. EyeCity relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the issuance of the shares.

On July 18, 2001, EyeCity issued 1,000,000 shares of common stock to repay the remaining $50,000 principal balance plus accrued interest in the subordinated convertible promissory note.

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

Results of Operations

      Net revenues for the six and three month periods ended June 30, 2001 were approximately $117,000 and $46,000, respectively, as compared to approximately $1,376,000 and $761,000 in the corresponding periods in the prior year. The decrease in revenues is principally attributable to the Company divesting itself of substantially all of its business-to-consumer acquired websites including Binoculars.com, Peepers.com and EyeGlassPlace.com.

      Cost of revenues for the six and three month periods ended June 30, 2001 were approximately $55,000 and $25,000, respectively, as compared to approximately $959,000 and $537,000 in the corresponding periods in the prior year. The decrease is due primarily to the divestment of the business-to-consumer websites.

      Gross profit amounted to approximately $62,000 (53.1% of net revenues) and $21,000 (45.3% of net revenues) in the six and three month periods ended June 30, 2001, respectively, as compared to $417,000 (30.3% of net revenues) and $224,000 (29.4% of net revenues) in the corresponding periods in the prior year. The percentage increase in gross profits was primarily due to increased sales of higher margin items.

      General and administrative expenses approximated $473,000 and $159,000 for the six and three month periods ended June 30, 2001, respectively, as compared to approximately $1,507,000 and $763,000 for the corresponding periods in 2000. The decrease in general and administrative expenses was primarily due to the divestment of the business-to-consumer websites.

      Depreciation and amortization expenses were approximately $256,000 and $71,000 for the six and three month periods ended June 30, 2001, respectively, as compared to approximately $902,000 and $456,000 in the corresponding periods in 2000. The decrease is principally attributable to the divestment of the business-to-consumer websites.

      Technology and development expenses were approximately $3,000 for the six month period ended June 30, 2001 as compared to approximately $163,000 in the corresponding period in 2000. The expenses in 2000 related to the development of the eyecity.com SuperSite.

      Interest expense was approximately $145,000 and $72,000 for the six and three month periods ended June 30, 2001, respectively, as compared to approximately $136,000 and $64,000 in the corresponding periods in 2000.

Liquidity and Capital Resources

      As of June 30, 2001, EyeCity had negative working capital (total current assets less total current liabilities) of approximately $1,693,000. EyeCity believes that its currently available funds will be sufficient to meet its anticipated working capital needs through the end of August 2001. Thereafter, EyeCity will need to raise substantial additional funds to implement anticipated capital expenditures and business expansion and repay indebtedness and other obligations. If EyeCity is unable to raise additional funds, EyeCity will have to cease its operations.

      As of June 30, 2001, EyeCity had approximately $18,000 of cash and cash equivalents. As of June 30, 2001, EyeCity's principal commitments consisted of:

      o     accounts payable of approximately $1,253,704;
      o interest bearing promissory note issued to a seller in connection with a prior acquisitions by EyeCity in the aggregate amount of $197,500;
      o     notes payable to vendors of approximately $20,000;
      o $50,000 of 10% subordinated convertible promissory notes, due October 1, 2003;
      o $1,740,000 of 10% subordinated convertible debentures, due between August 14, 2003 and November 22, 2003;
      o $259,000 of deferred salary for officers. Included in this amount is deferred salaries owed to Mark Levin of $167,000 and Mark Suroff of $92,000;
      o     obligations outstanding under operating leases; and
      o     obligations outstanding under capital leases.

      During 1998, EyeCity issued $362,500 of subordinated convertible promissory notes. The notes bear interest at a rate of 10% per annum, payable quarterly. The notes are convertible into EyeCity's common stock at a price of $1.25 per share at the option of the holder at any time. EyeCity has the right to prepay the notes if the market price of EyeCity's common stock equals or exceeds $2.50 per share for ten consecutive trading days at any time. The notes are repayable in twelve quarterly principal payments commencing on October 1, 2000. In March 1999, $25,000 of the notes were repaid prior to maturity. Between October 1999 and April 2000, $137,500 of the notes were converted into 110,000 shares of common stock. On August 3, 2000, $150,000 of the notes were converted into 300,000 shares of EyeCity common stock resulting in an additional charge of $90,000 and 150,000 three-year warrants exercisable at $1.00 per share valued at $6,000. The value of these additional equity securities issued of $96,000 has been recorded as interest expense in the third quarter. On July 18, 2001 the remaining $50,000 of the note plus accrued interest were converted into 1,000,000 shares of EyeCity common stock.

      A portion of the consideration paid by EyeCity in connection with its acquisitions of Peeper's and SunSource was in the form of promissory notes in the amounts of $875,000 and $212,500, respectively. On May 23, 2000 the maturity date of the secured $875,000 note was extended to May 23, 2002 with principal payments of $25,000 due on July 15, 2000, $150,000 due on August 31, 2001 and 5% of the first $2,000,000 of gross proceeds, and 10% of all gross proceeds above $2,000,000 raised by EyeCity in a financing transaction or series of financing transactions, in each case, payable within 7 days of closing. In January 2001, EyeCity entered into an agreement with Mr. Thralow which cancelled the indebtedness in the amount of $812,467, which was comprised of $724,750 for the secured promissory note, interest in the amount of $34,633, and the balances due under the consultant agreement of $45,162 and the employment agreement of $7,923. As consideration for the cancellation of the indebtedness, the Company conveyed to Mr. Thralow the websites it had acquired from him in1999, certain inventory and equipment as well as 125,000 shares of the common stock of EyeCity.On June 30, 2000, EyeCity and the holder of the $212,500 note amended it to provide that $3,000 of principal will be due and payable on each of July 15, 2000, August 15, 2000, September 15, 2000, October 15, 2000, and November 15, 2000, and $197,500 will be due and payable on December 31, 2000, provided that if EyeCity consummates a public or private offering of debt or equity securities, four percent of the net proceeds in excess of $2,000,000 of such offering shall be paid on account of the then outstanding principal balance of such note. In addition, the amended $212,500 note has accrued interest from July 1, 2000 at Chase Bank's prime rate. On January 5, 2001 the agreement was amended for payment of the balance of the note of $197,500 to April 1, 2001. Wilson has orally agreed to extend the terms. The note continues to accrue interest at Chase Bank's prime rate. There can be no assurance that EyeCity will have available funds to satisfy these notes at maturity, in which event the holders of these notes could claim that EyeCity is in breach of its obligations. Such holders could commence proceedings against EyeCity, including seeking to foreclose on the note collateral (including the domain names, toll-free phone numbers, contract rights, website content and certain intellectual properties formerly owned by Peeper's and acquired by EyeCity in the Peeper's acquisition), which would have a material adverse affect on EyeCity's operations.

      For the six months ended June 30, 2001, EyeCity used approximately $4,478,000 in connection with its operating activities, principally to fund its net loss of approximately $829,000, as well as decreases in depreciation and amortization and issuance of stock for release of debt.

      For the six months ended June 30, 2001, net cash provided by investing activities approximated $5,189,000. This is primarily attributable to the disposition of the intangibles.

      For the six months ended June 30, 2001, net cash used in financing activities approximated $748,000, primarily from the repayment of debt.

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

      As of June 30, 2001, EyeCity had negative working capital of approximately $1,693,000. We believe that our currently available funds will be sufficient to meet our anticipated working capital needs through the end of August 2001. Thereafter, we need to raise additional funds. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, our stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our Common Stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue to implement our business plan. This inability could have a material adverse effect on our business, results of operations and financial condition.

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

      As of June 30, 2001, Messrs. Levin, Suroff, Mouyiaris and Ms. Novick (each directors of the Company) own, in the aggregate, 2,491,000 shares of our common stock and control approximately 17.73% of the aggregate voting power of all outstanding shares. Acting together, these stockholders can effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of EyeCity that might otherwise be beneficial to stockholders and may also discourage acquisition bids for EyeCity and limit the amount certain investors may be willing to pay for shares of Common Stock. Further, Mr. Mouyiaris has the contractual right to appoint two members of EyeCity's board of directors, and at least one of these members must approve of the following transactions:

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

      The United States Congress recently has enacted legislation limiting the ability of the states to impose taxes on Internet-based transactions. However, this legislation, known as the Internet Tax Freedom Act, imposes only a three-year moratorium, which commenced October 1, 1998 and ends on October 21, 2001, on state and local taxes on (1) e-commerce where such taxes are discriminatory and (2) Internet access unless such taxes were generally imposed and actually enforced prior to October 1, 1998. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001.Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could adversely affect our ability to become profitable.

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

      Sales of substantial amounts of our Common Stock (including shares issued upon the exercise of outstanding options) in the public market in the future could adversely affect the market price of our

Common Stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we think appropriate. As of June 30, 2001, there were 14,051,714 shares of Common Stock outstanding, of which 10,273,424 were restricted securities under the Securities Act of 1933, as amended (the "Securities Act"). As of June 30, 2001, 7,961,714 restricted securities were eligible for sale in the public market. The remaining restricted securities will be eligible for sale from time to time thereafter upon expiration of applicable holding periods under Rule 144 under the Securities Act. Further, holders of 3,621,000 of these restricted shares have so-called "piggy-back" registration rights, which require these shares of Common Stock to be registered for sale in our future registrations, subject to certain restrictions. In addition, as of June 30, 2001, there were outstanding options to purchase 2,693,000 shares of our Common Stock. Substantially, all of the shares issuable upon exercise of such options will be restricted securities under the Securities Act and not eligible for sale in the public markets until the underlying securities are registered on a Form S-8.

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

      On or about June 20, 2000, Thomas Seltzer ("Seltzer"), commenced an action in the United States District Court for the Southern District of New York entitled Thomas Seltzer v. Eyecity.com, Inc., Mark H. Levin and Mark Suroff, Civ. Action No. 00-4597 (NRB) (the "Action") asserting several causes of action, including breach of contract, fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Seltzer seeks unspecified monetary damages and declaratory relief. Seltzer was the founder and president of a company known as Impact Eyewear, LLC ("Impact"), which EyeCity acquired in September 1999. After EyeCity acquired Impact, Seltzer entered into an employment agreement with EyeCity and was terminated by EyeCity on February 7, 2000. Seltzer further alleges that EyeCity breached his employment agreement when it terminated him. EyeCity answered the complaint and asserted counterclaims on August 7, 2000. This action was settled in May 2001 without any damages awarded against EyeCity.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EYECITY.COM, INC.


August 7, 2001                       By: /s/ Mark H. Levin
                                        ----------------------------------------
                                        Mark H. Levin, President,
                                        Chief Executive Officer (principal
                                        executive officer) and Director