Form 10QSB
period 2001-09-30
EYECITY COM INC
filed 2001-11-14
CIK 1096337

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

      Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 13, 2001, there were outstanding 29,126,714 shares of the issuer's common stock, $.001 par value per share.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1. Financial Statements:

        Consolidated Balance Sheet ......................................    2

        Consolidated Statements of Operations ...........................    3

        Consolidated Statements of Cash Flows ...........................    4

        Notes to Consolidated Financial Statements ......................    5

Item 2. Management's Discussion and Analysis
             or Plan Of Operation .......................................    6

        Investment Considerations........................................    9

Part II - OTHER INFORMATION

Item 1. Legal proceedings ...............................................    16

SIGNATURES ..............................................................    17

                       EYECITY.COM, INC. AND SUBISDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                               SEPTEMBER 30, 2001

ASSETS

Current assets:
   Cash and cash equivalents                                                           $     16,107
   Accounts receivable, net of allowance of $1,050                                           32,046
   Inventories                                                                               75,956
   Prepaid expenses and other current assets                                                  1,278
                                                                                       ------------
Total current assets                                                                        125,387

Property and equipment, net of accumulated
   depreciation of $69,456                                                                   82,995

Intangibles, net of accumulated
   amortization of $219,115                                                                  13,211

Website development costs, net of accumulated
    amortization of $78,389                                                                  87,611

Deferred financing costs, net of accumulated
    Amortization of $120,100                                                                219,464
                                                                                       ------------
Total assets                                                                           $    528,668
                                                                                       ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                               $  1,231,725
   Accrued payroll and related taxes                                                          5,083
   Deferred salaries to officers                                                            204,387
   Current portion of capital lease obligations                                              26,824
   Current portion of notes payable                                                         217,500
                                                                                       ------------
Total current liabilities                                                                 1,685,519

Capital lease obligations, less current portion                                              22,950
Convertible Debenture                                                                     1,567,244
                                                                                       ------------

Total liabilities                                                                         3,275,713
                                                                                       ------------

Stockholders' equity:
   Preferred stock - $.001 par value: authorized, 1,000,000 shares: no shares issued
     and outstanding                                                                             --
   Common stock - $.001 par value:  100,000,000 shares authorized, 28,826,714
     shares issued and outstanding                                                           28,827
   Additional paid-in capital                                                             9,786,115
   Accumulated deficit                                                                  (12,557,860)
   Unamortized compensation component of stock options                                       (4,127)
                                                                                       ------------
Total stockholders' equity                                                               (2,747,045)
                                                                                       ------------
Total liabilities and stockholders' equity                                             $    528,668
                                                                                       ============

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Nine Months Ended                   Three Months Ended
                                              September 30,                        September 30,
                                              -------------                        -------------
                                          2001              2000              2001              2000
                                          ----              ----              ----              ----
Net revenues                          $    161,974      $  2,058,358      $     44,890      $    682,018
Cost of revenues                            76,747         1,446,540            21,841           487,365
                                      ------------      ------------      ------------      ------------
Gross profit                                85,227           611,818            23,049           194,653
                                      ------------      ------------      ------------      ------------

Operating expenses:
  Marketing and sales                       16,411           356,639            (2,870)          102,191
  General and administrative               534,865         2,459,820            62,034           952,876
  Depreciation and amortization            316,315         1,362,404            60,324           460,621
  Technology and development                 3,345           214,535               105            51,959
                                      ------------      ------------      ------------      ------------
Total operating expenses                   870,936         4,393,398           119,593         1,567,647
                                      ------------      ------------      ------------      ------------

Operating loss                            (785,709)       (3,781,580)          (96,544)       (1,372,994)
                                      ------------      ------------      ------------      ------------

Other income (expense):
  Interest and investment income             6,069             5,481             1,275             2,637
  Interest expense                        (216,090)         (286,055)          (71,420)         (150,457)
                                      ------------      ------------      ------------      ------------
Net other expense                         (210,021)         (280,574)          (70,145)         (147,820)
                                      ------------      ------------      ------------      ------------
Net loss                              $   (995,730)     $ (4,062,154)     $   (166,689)     $ (1,520,814)
                                      ============      ============      ============      ============

Basic and diluted net loss
  per common share                    $       (.06)     $       (.37)     $       (.01)     $       (.12)
                                      ============      ============      ============      ============
Shares used in the calculation of
  basic and diluted net loss per

  common share                          16,004,937        11,090,068        21,091,388        12,185,341
                                      ============      ============      ============      ============

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                         2001             2000
                                                                         ----             ----
Cash flows from operating activities
Net loss                                                             $  (995,730)     $(4,062,154)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                      (2,537,164)       1,362,404
   Provision for doubtful accounts                                        (8,100)              --
   Amortization of discount                                               67,300           97,639
   Amortization of deferred financing costs                               84,891            8,559
   Amortization of compensation component of stock options                    --           44,429
   Issuance of stock for consulting services                             101,750           70,000
   Issuance of stock for consideration of extending note                      --           15,000
   Issuance of stock for salary and expenses                              10,011           10,200
   Loss on conversion of debt                                                              96,000
   Issuance of stock for release of accounts payable                      82,803               --
   Issuance of stock for release of debt                              (1,352,292)              --
   Issuance of stock for settlement                                     (263,177)              --
Changes in operating assets and liabilities:
  Accounts receivable                                                     (3,040)          (9,913)
  Inventories                                                            234,806          152,674
  Prepaid expenses and other current assets                              108,509          (14,682)
  Accounts payable and accrued expenses                                    2,279         (168,600)
  Accrued payroll and related taxes                                      (45,478)         (29,013)
  Deferred salary to officers                                             12,691         (141,154)
                                                                     -----------      -----------
Net cash used in operating activities                                 (4,499,941)      (2,568,611)
                                                                     -----------      -----------

Cash flows from investing activities
Capitalized website development costs                                         --         (150,000)
Disposal/(Purchase) of property and equipment                            315,622          (47,902)
Disposal of intangibles                                                4,860,478               --
Security deposits                                                         13,322           (5,063)
                                                                     -----------      -----------
Net cash provided by/(used in) investing activities                    5,189,422         (202,965)
                                                                     -----------      -----------

Cash flows from financing activities
Repayment of notes payable                                              (724,750)        (216,954)
Proceeds from issuance of common stock, net of expenses                   25,500        1,894,750
Proceeds from issuance of convertible debenture, net of expenses              --        1,385,583
Repayment of capital lease obligations                                   (28,711)         (18,306)
                                                                     -----------      -----------
Net cash (used in)/provided by financing activities                     (727,961)       3,045,073
                                                                     -----------      -----------

Net increase in cash and cash equivalents                                (38,480)         273,497
Cash and cash equivalents at beginning of year                            54,587          175,155
                                                                     -----------      -----------
Cash and cash equivalents at end of period                           $    16,107      $   448,652
                                                                     ===========      ===========

See accompanying notes.

                       EYECITY.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

1. Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three month periods ended September 30, 2001 and 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine and three month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Stockholders' Equity

During the nine months ended September 30, 2001, EyeCity issued 375,000 shares of its common stock with a value of $101,750 in exchange for legal and consulting services.

During the nine months ended September 30, 2001, EyeCity issued 100,000 shares of its common stock with a value of $10,000 for salary and expenses owed to an employee.

During the nine months ended September 30, 2001, EyeCity issued 825,000 shares of its common stock as part of an agreement for cancellation of debt.

During the nine months ended September 30, 2001, EyeCity issued 396,500 shares of its common stock to certain vendors in exchange for cancellation of accounts payable.

During the nine months ended September 30, 2001, a holder converted $50,000 of a subordinated convertible promissory note into 1,000,000 shares of EyeCity common stock.

During the nine months ended September 30, 2001, EyeCity issued special grants of 1,350,000 shares of its common stock to investors at a price of $.01 per share.

During the nine months ended September 30, 2001, EyeCity issued special grants of 12,000,000 shares of its common stock to investors at a price of $.001 per share.

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

Results of Operations

      Net revenues for the nine and three month periods ended September 30, 2001 were approximately $162,000 and $45,000, respectively, as compared to approximately $2,058,000 and $682,000 in the corresponding periods in the prior year. The decrease in revenues is principally attributable to the Company divesting itself of substantially all of its business-to-consumer acquired websites including Binoculars.com, Peepers.com and EyeGlassPlace.com.

      Cost of revenues for the nine and three month periods ended September 30, 2001 were approximately $77,000 and $22,000, respectively, as compared to approximately $1,447,000 and $487,000 in the corresponding periods in the prior year. The decrease is due primarily to the divestment of the business-to-consumer websites.

      Gross profit amounted to approximately $85,000 (52.5% of net revenues) and $24,000 (53.3% of net revenues) in the nine and three month periods ended September 30, 2001, respectively, as compared to $612,000 (29.7% of net revenues) and $195,000 (28.5% of net revenues) in the corresponding periods in the prior year. The percentage increase in gross profits was primarily due to increased sales of higher margin items.

      General and administrative expenses approximated $535,000 and $62,000 for the nine and three month periods ended September 30, 2001, respectively, as compared to approximately $2,460,000 and $953,000 for the corresponding periods in 2000. The decrease in general and administrative expenses was primarily due to the divestment of the business-to-consumer websites.

      Depreciation and amortization expenses were approximately $316,000 and $60,000 for the nine and three month periods ended September 30, 2001, respectively, as compared to approximately $1,362,000 and $461,000 in the corresponding periods in 2000. The decrease is principally attributable to the divestment of the business-to-consumer websites.

      Technology and development expenses were approximately $3,000 for the nine month period ended September 30, 2001 as compared to approximately $215,000 in the corresponding period in 2000. The expenses in 2000 related to the development of the eyecity.com SuperSite.

      Interest expense was approximately $216,000 and $71,000 for the nine and three month periods ended September 30, 2001, respectively, as compared to approximately $286,000 and $150000 in the corresponding periods in 2000.

Liquidity and Capital Resources

      As of September 30, 2001, EyeCity had negative working capital (total current assets less total current liabilities) of approximately $1,560,000. EyeCity believes that its currently available funds will be sufficient to meet its anticipated working capital needs through the end of November 2001. Thereafter, EyeCity will need to raise substantial additional funds to implement anticipated capital expenditures and business expansion and repay indebtedness and other obligations. If EyeCity is unable to raise additional funds, EyeCity will have to cease its operations.

      As of September 30, 2001, EyeCity had approximately $16,000 of cash and cash equivalents. As of September 30, 2001, EyeCity's principal commitments consisted of:

      o     accounts payable of approximately $1,231,725;
      o interest bearing promissory note issued to a seller in connection with a prior acquisitions by EyeCity in the aggregate amount of $197,500;
      o     notes payable to vendors of approximately $20,000;
      o $1,740,000 of 10% subordinated convertible debentures, due between August 14, 2003 and November 22, 2003;
      o     $204,000 of deferred salary for officer Mark Levin;
      o     obligations outstanding under operating leases; and
      o     obligations outstanding under capital leases.

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

      For the nine months ended September 30, 2001, EyeCity used approximately $4,500,000 in connection with its operating activities, principally to fund its net loss of approximately $996,000, as well as decreases in depreciation and amortization and issuance of stock for release of debt.

      For the nine months ended September 30, 2001, net cash provided by investing activities approximated $5,189,000. This is primarily attributable to the disposition of the intangibles.

      For the nine months ended September 30, 2001, net cash used in financing activities approximated $728,000, primarily from the repayment of debt.

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

      As of September 30, 2001, EyeCity had negative working capital of approximately $1,560,000.

We believe that our currently available funds will be sufficient to meet our anticipated working capital needs through the end of November 2001. Thereafter, we need to raise additional funds. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, our stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our Common Stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue to implement our business plan. This inability could have a material adverse effect on our business, results of operations and financial condition.

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

      As of September 30, 2001, Messrs. Levin, Mouyiaris and Ms. Novick (each directors of the Company) own, in the aggregate, 14,116,000 shares of our common stock and control approximately 48.97% of the aggregate voting power of all outstanding shares. Acting together, these stockholders can effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of EyeCity that might otherwise be beneficial to stockholders and may also discourage acquisition bids for EyeCity and limit the amount certain investors may be willing to pay for shares of Common Stock. Further, Mr. Mouyiaris has the contractual right to appoint two members of EyeCity's board of directors, and at least one of these members must approve of the following transactions:

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

      Sales of substantial amounts of our Common Stock (including shares issued upon the exercise of outstanding options) in the public market in the future could adversely affect the market price of our Common Stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we think appropriate. As of September 30, 2001, there were 28,826,714 shares of Common Stock outstanding, of which 25,048,424 were restricted securities under the Securities Act of 1933, as amended (the "Securities Act"). As of September 30, 2001, 7,072,181 restricted securities were eligible for sale in the public market. The remaining restricted securities will be eligible for sale from time to time thereafter upon expiration of applicable holding periods under Rule 144 under the Securities Act. Further, holders of 3,621,000 of these restricted shares have so-called "piggy-back" registration rights, which require these shares of Common Stock to be registered for sale in our future registrations, subject to certain restrictions. In addition, as of September 30, 2001, there were outstanding options to purchase 2,056,500 shares of our Common Stock. Substantially, all of the shares issuable upon exercise of such options will be restricted securities under the Securities Act and not eligible for sale in the public markets until the underlying securities are registered on a Form S-8.

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

                                       EYECITY.COM, INC.


November 13, 2001                      By: /s/ Mark H. Levin
                                           -------------------------------------
                                           Mark H. Levin, President,
                                           Chief Executive Officer (principal
                                           executive officer) and Director