Form 10-K
period 2001-12-31
EYECITY COM INC
filed 2002-04-01
CIK 1096337

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 - KSB



         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission File Number 0-27561

                                EYECITY.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                   DELAWARE                                     11-3327465
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
               or Organization)                              Identification No.)

                  199 Lafayette Drive, Syosset, New York 11791
                    (Address of Principal Executive Offices)
                                 (516) 496-6070
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

  Common Stock $.001 par value per share

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X     No
             -----  -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2000: $190,000.

The approximate aggregate market value of shares of Common Stock held by non-affiliates of the registrant was approximately $2,450,000 as of March 26, 2002.

The number of shares of Common Stock outstanding was 80,227,714 as of March 26, 2002.

Transitional Small Business Disclosure Format.       Yes [  ]     No [x]

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


Products

         EyeCity currently operates the following websites, offering the following products:

                Websites                               Products
             ------------------------------- -----------------------------
             Ergovision.com                  Computer Glasses and eyedrops
             ------------------------------- -----------------------------
             Foggles.com                   Sports and lifestyle glasses
            ------------------------------- -----------------------------


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


         The following tables set forth a list of EyeCity's material intellectual properties:

                                                           TABLE I
                                                           -------

                                                           PATENTS
                                                           -------
                 Title                            Issued                   Expiration                  Patent Number
Eyewear With Translucent Superior                9/11/84                    1/11/02                      4,470,673
field of view

Eyewear With Translucent Superior                9/24/85                    9/24/02                      4,542,964
Field of View

Visual Occlusion Apparatus For Pilot             10/6/87                    10/6/04                      4,698,022
Training

Eyewear Having Translucent Superior              7/11/95                    1/10/14                      5,432,568
And Inferior Fields of View

Night Driving Glasses                            6/27/95                    6/27/12                      5,428,409

Translucent Eyewear Lenses and Method            12/12/00                   11/18/18                     6,159,397
Of Manufacture Therefor


                                    TABLE II
                     PENDING MATERIAL TRADEMARK APPLICATIONS

Mark Name                    App #                       App. Date
---------                    -----                       ---------

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

                                    TABLE III

                           DOMAIN NAMES PRESENTLY USED

foggles.com
Ergovision.com
eyecity.com



Employees

         As of March 23, 2002, EyeCity employed 0 full-time employees. None of EyeCity's employees are covered by collective bargaining agreements and EyeCity believes that its relations with its employees are good. EyeCity is dependent to a large degree on the services of its management team, Mark H. Levin, its President and Chief Executive Officer. The loss of EyeCity's key executive could have a material adverse effect on EyeCity. EyeCity does not maintain key man insurance coverage on any of its employees.

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

Investment Considerations Relating To Our Business

As of December 31, 2001, EyeCity had negative working capital of approximately $1,716,000.

         The Company has incurred significant losses from operations for the years ended December 31, 1998, 1999, 2000 and 2001 ($1,410,324, $4,130,832,
$5,488,329 and $1,168,293, respectively), and there can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company's working capital deficit was approximately $166,000, $2,092,000, $1,973,000 and $1,716,000 as of December 31, 1998, 1999, 2000 and 2001, respectively.

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

         As of December 31, 2001, Messrs. Mark H. Levin, Nikos P. Mouyiaris and Ms. Barbara Novick (each directors of the Company) own, in the aggregate, 14,191,000 shares of our common stock and control approximately 17.68% of the aggregate voting power of all outstanding shares. Acting together, these stockholders can effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of EyeCity that might otherwise be beneficial to stockholders and may also discourage acquisition bids for EyeCity and limit the amount certain investors may be willing to pay for shares of Common Stock.

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

         Sales of substantial amounts of our Common Stock (including shares issued upon the exercise of outstanding options) in the public market in the future could adversely affect the market price of our Common Stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we think appropriate. As of March 23, 2002, there were 80,227,714 shares of Common Stock outstanding, of which 75,728,484 were restricted securities under the Securities Act of 1933, as amended (the "Securities Act"). As of March 23, 2002, 60,072,181 restricted securities were eligible for sale in the public market. The remaining restricted securities will be eligible for sale from time to time thereafter upon expiration of applicable holding periods under Rule 144 under the Securities

Act. Further, holders of 3,621,000 of these restricted shares have so-called "piggy-back" registration rights which require these shares of Common Stock to be registered for sale in our future registrations, subject to certain restrictions. In addition, as of March 23, 2001, there were outstanding options to purchase 2,958,000 shares of our Common Stock. Substantially, all of the shares issuable upon exercise of such options will be restricted securities under the Securities Act and not eligible for sale in the public markets until the underlying securities are registered on a Form S-8.

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

ITEM 3.  LEGAL PROCEEDINGS

Eyecity is party to various legal claims from vendors and suppliers in which the Company is attempting to settle for stock and cash.


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

                                            2001                                         2000
                                         Price Range                                  Price Range
                                         -----------                                  -----------
                                 Low                   High                   Low                   High
                                 ---                   ----                   ---                   ----

1st Quarter                     $0.050                $0.160                 $2.000                 5.375
2nd Quarter                      0.050                 0.060                  0.688                 2.828
3rd Quarter                      0.040                 0.050                  0.469                 1.344
4th Quarter                      0.020                 0.040                  0.094                 0.875

         As of March 23, 2002, there are 202 holders of record of EyeCity's common stock.

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

         2001

         EyeCity has converted all outstanding debentures, interest and warrants in exchange for Common Stock of the Company. Eyecity issued 34,500,000 shares of Common Stock in 2001 for the conversion of $1,725,000 of convertible debentures sold in 2000.

         Eyecity sold 13,325,000 shares of Common Stock to three investors for total consideration of $25,000.

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


Results of Operations

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000.

Net revenues for the fiscal year ended December 31, 2001 were approximately $190,000 as compared to net revenues in 2000 of approximately $2,544,000.

Cost of revenues for 2001 were approximately $91,000 as compared to approximately $1,785,000 in 2000.

Gross profit amounted to approximately $99,000 in 2001 (52.2% of net revenues) as compared to approximately $760,000 in 2000 (29.9% of net revenues).

General and administrative expenses were approximately $614,000 in 2001 as compared to approximately $3,400,000 in 2000. The overall decrease is principally attributable to the divestment of the business-to-consumer websites.

Depreciation and amortization expenses were approximately $372,000 in 2001 as compared to approximately $1,823,000 in 2000. The decrease is principally attributable to the divestment of the business-to-consumer websites.

Technology and development expenses were approximately $3,000 in 2001 as compared to approximately $236,000 in 2000. This expense is associated with the development of the eyecity.com supersite.

Interest expense was approximately $269,000 in 2001 as compared to approximately $401,000 in 2000.

Liquidity and Capital Resources

During 1998, EyeCity issued $362,500 of subordinated convertible promissory notes. The notes bear interest at a rate of 10% per annum, payable quarterly, commencing January 1, 1999. The notes are convertible into EyeCity's common stock at a price of $1.25 per share at the option of the holder at any time after October 1, 1999 (the "Conversion Date"). EyeCity has the right to call, redeem and prepay the notes if the market price of EyeCity's common stock equals or exceeds $2.50 per share for ten consecutive trading days at any time after the Conversion Date. The notes are repayable in twelve quarterly principal payments commencing on October 1, 2000. EyeCity repaid $25,000 of such notes in March 1999 and, between October 1999 and April 2000, $137,500 of such notes were converted into 110,000 shares of EyeCity common stock. On August 3, 2000, $150,000 of the notes were converted into 300,000 shares of EyeCity common stock resulting in an additional charge of $90,000 and 150,000 three-year warrants exercisable at $1.00 per share valued at $6,000. The value of these additional equity securities of $96,000 has been recorded as interest expense. On July 18, 2001 the remaining $50,000 of the note plus interst were converted into 1,000,000 shares of EyeCity common stock.

A portion of the consideration paid by EyeCity in connection with its acquisitions of Peeper's and SunSource was in the form of promissory notes in the amounts of $875,000 and $212,500, respectively. On May 23, 2000 the maturity date of the secured $875,000 note was extended to May 23, 2002 with principal payments of $25,000 due on July 15, 2000, $150,000 due on August 31, 2001 and 5% of the first $2,000,000 of gross proceeds, and 10% of all gross proceeds above $2,000,000 raised by EyeCity in a financing transaction or series of financing transactions, in each case, payable within 7 days of closing. In January 2001, EyeCity entered into an agreement with Mr. Thralow which cancelled the indebtedness in the amount of $812,467, which was comprised of $724,750 for the secured promissory note, interest in the amount of $34,633, and the balance of due under the consultant agreement of $45,162 and the employment agreement of $7,923. As consideration for the cancellation of the indebtedness, the Company conveyed to Mr. Thralow the websites it had acquired from him in 1999, certain inventory and equipment as well as 125,000 shares of common stock of EyeCity. On June 30, 2000, EyeCity and the holder of the $212,500 note amended it to provide that $3,000 of principal will be due and payable on each of July 15, 2000, August 15, 2000, September 15, 2000, October 15, 2000, and November 15, 2000, and $197,500 will be due and payable on December 31, 2000, provided that if EyeCity consummates a public or private offering of debt or equity securities, four percent of the net proceeds in excess of $2,000,000 of such offering shall be paid on account of the then outstanding principal balance of such note. In addition, the amended $212,500 note has accrued interest from July 1, 2000 at Chase Bank's prime rate. On January 5, 2001 the agreement was amended for payment of the balance of the note of $197,500 to April 1, 2001. Wilson has orally agreed to extend the terms. The note continues to accrue interest at Chase Bank's prime rate. There can be no assurance that EyeCity will have available funds to satisfy these notes at maturity, in which event the holders of these notes could claim that EyeCity is in breach of its obligations. Such holders could commence proceedings against EyeCity, including seeking to foreclose on the note collateral (including the domain names, toll-free phone numbers, contract rights, website content and certain intellectual properties formerly owned by Peeper's and acquired by EyeCity in the Peeper's acquisition), which would have a material adverse affect on EyeCity's operations.

For the year ended December 31, 2001, EyeCity used approximately $1,739,000 in connection with its operating activities, principally to fund its net loss before non-cash charges of approximately $1,168,000, as well as decreases in operating liabilities such as accrued payroll and related taxes. The use of cash was offset in part by increases in accounts payable and accrued expenses as well as decreases in inventories and prepaid expenses and other current assets. EyeCity used $3,035,000 in cash to fund operations in 2000.

For the year ended December 31, 2001, net cash provided by investing activities approximated $2,421,000. This is primarily attributable to the disposal of intangibles EyeCity used $206,000 in cash for investing activities in 2000.

For the year ended December 31, 2001, net cash used in financing activities approximated $728,000, primarily from the repayment of debt.

As of December 31, 2001, EyeCity had approximately $9,000 of cash and cash equivalents. As of December 31, 2001, EyeCity's principal commitments consisted of:

o  accounts payable of approximately $1,071,889;
o Interest bearing promissory notes issued to sellers in connection with prior acquisitions by EyeCity in the aggregate amount of $197,500;
o  Notes payable to vendors of approximately $20,000;
o $265,000 of 10% subordinated convertible debentures, due between August 14, 2003 and November 22, 2003;
o  $242,000 of deferred salary for officers.;
o  obligations outstanding under operating leases; and
o  obligations outstanding under capital leases.

As of December 31, 2001, EyeCity had a working capital deficiency of approximately $1,716,000. EyeCity will need to raise additional funds in order to satisfy EyeCity's current obligations and to fund its business plan. If EyeCity raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current stockholders will be reduced, its stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of its common stock. There can be no assurance that additional financing will be available on terms favorable to EyeCity or at all. If adequate funds are not available or are not available on acceptable terms, EyeCity may not be able to meet its financial obligations or to continue to implement its business plan. This inability could have a material adverse effect on EyeCity's business, results of operations and financial condition.

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

FINANCIAL STATEMENTS

The 2000 unaudited and the 2001 unaudited Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 7.  FINANCIAL STATEMENTS

The 2000 unaudited and the 2001 unaudited Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name                            Position
----                            --------

Lorenzo DeLuca                Chairman of the Board
Mark H. Levin                 Chief Executive Officer and Director
Neil Glachman                 President and Director
Nikos P. Mouyiaris            Director
Barbara Novick                Director


Lorenzo De Luca, 52, has been the Chief Executive Officer and a Managing Member of Vista Acquisition LLC since its inception in November, 2000. Mr. De Luca has been CEO of Paxton Ventures since 1987, a venture investment company which concentrates its efforts on small business, emerging growth and private and publicly traded companies. Mr. De Luca, a practicing attorney in the State of New York specializing in representation of small business concerns, was general counsel to a 100-store eyecare and managed care company called General Vision from 1992 through 1996. Mr. De Luca has served as an officer and director of several businesses, including General Vision Services, Inc., Action Industries, Bio-Reference Laboratories, Alfin, Inc., Pratt Paper Products and Hathaway Automotive. Mr. De Luca currently sits on the board of directors of New Cycle Therapy, a subsidiary of Inter Health Technologies and on the board of advisors for Inabata Technology Ventures. As a result of the purchase of Instant by a subsidiary of Eyecity, we and Mr. De Luca own common stock of Eyecity, regardless of whether the Merger becomes effective.

Neil Glachman, 49, has been the Chief Operating Officer and a Managing Member of Vista Acquisition LLC since its inception. Mr. Glachman has been CEO and President of Combine since 1989, an optical buying group with over $16 million in annual revenues and a network of 2,000 independent eyecare professionals, including ophthalmologists, opticians and optometrists. Mr. Glachman has over 20 years of optical management experience. Combine concentrates the purchasing power of its network of professionals, offering lower costs of goods without volume purchasing commitments and a single monthly reconciliation statement. Mr. Glachman is a managing member and a principal of VAL. As a result of the purchase of Instant by a subsidiary of Eyecity, we and Mr. De Luca own common stock of Eyecity, regardless of whether the Merger becomes effective. Mark H. Levin, 30, serves as EyeCity's Chief Executive Officer and as a member of EyeCity's Board of Directors. Mr. Levin has served as EyeCity's President since its formation in May 1996. He also served as Chief Executive Officer of EyeCity from inception until July 1998 at which time he became Chief Operating Officer. In December 1998, Mr. Levin was re-elected as Chief Executive Officer. Mr. Levin received his BBA and MBA in marketing from Hofstra University. From May 1993 until May 1996 Mr. Levin was President of F.M.B. Associates, Inc., a marketing consulting firm specializing in market analysis, competitive analysis, market research, marketing plans and management consulting. Mr. Levin has worked with manufacturers, healthcare providers,, participants in the entertainment industry and others in a variety of service related industries.

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


(1) Base salary for January through June 30, 2000 was $100,000 and base salary for July 1 through December 31, 2000 was $150,000.
(2) To date, of the salary indicated $32,692.31 has been paid and $67,307.69 has been accrued.
(3) To date, of the salary indicated $57,921.16 has been paid and $24,578.84 has been accrued for each.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning options to purchase shares of the Company's capital stock granted by the Company during the year ended December 31, 2000 to the executive officers named in the summary Compensation Table. No stock appreciation rights have been granted by the Company.


                                         Individual
                                         Options Percent
                                         of total Options
                      Number of Shares   Granted To
                      Underlying         Employees In        Exercise Price
Name                  Options Granted    Fiscal Year         Per Share          Expiration Date
--------------------- ------------------ ------------------- ------------------ -------------------
Mark Levin                    325,000            29.02%              $1.00      12/31/05
--------------------- ------------------ ------------------- ------------------ -------------------
                               11,500             1.03%              $1.00      12/31/05
--------------------- ------------------ ------------------- ------------------ -------------------

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

---------------------------------- --------------------------------------------  --------------------------------------
                                   Number    of    Shares     Underlying         Value  Of  Unexercised   In-The-Money
                                   Unexercised  Options  Held At  Fiscal         Options Held At Fiscal Year-End
Name                               Year-End (Exercisable/Unexercisable)          (Exercisable/Unexercisable) (1)
---------------------------------- --------------------------------------------  --------------------------------------
Mark H. Levin                                 250,000/386,500                                   $0/$0
---------------------------------- --------------------------------------------  --------------------------------------

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

ITEM 11.  SECURITIES HOLDINGS OF CERTAIN STOCKHOLDERS AND MANAGEMENT

The following table sets forth, as of March 23, 2002, certain information concerning the beneficial ownership of the Common Stock of EyeCity by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to be the beneficial owner of more than 5% of such Common Stock, (ii) each director of EyeCity, (iii) each of the executive officers named in the Executive Compensation section in this document and (iv) all directors and executive officers of EyeCity taken as a group. Each of the stockholders has sole voting and investment power for the shares listed as beneficially owned by them.


                                                            Amount
                                                            Beneficially                      Percent of
Name and Address of Beneficial Owner (1)                    Owned                             Class
------------------------------------                        -----                             -----


Lorenzo DeLuca                                             163,335,440 (1) (4)                 37.5%

Neil Glachman                                              163,335,440 (1) (5)                 37.5%

Mark H. Levin                                               43,047,600 (1) (6)                  9.9%

Nikos Mouyiaris                                              7,350,000 (2)                      1.6%

Barbara Novick (7)                                              91,000 (3)                      0.002%
                                                           -----------                         -------
All Executive officers and directors                       377,197,400 (7)                     85.00%
as a group (four persons):



(1) Except as specifically set forth, addresses for all of the listed beneficial owners and management are care of EyeCity at its corporate headquarters in Syosset, New York.

(2) Nikos P. Mouyiaris' address is c/o Mana Products, Inc., 32-02 Queens Boulevard, Long Island City, New York 11101

(3) Barbara Novick's address is c/o Mana Products, Inc., 32-02 Queens Blvd., Long Island City, New York 11101

(4) These shares are owned by a Paxton Ventures Corporation, a corporation whose sole shareholder is a family trust of which Lorenzo De Luca is the sole trustee for the benefit of his children.Paxton Ventures, they include 163,335,440 shares of common stock issuable upon conversion of shares of class A convertible preferred stock. A portion of the underlying shares of common stock are not currently authorized by the Company. The Company intends to amend its certificate of incorporation to increase the shares it has authorized to issue in order to cover these shares.

(5) These shares are owned by a Ocular Insight, Inc. a corporation whose sole shareholder is Neil Glachman, they include 163,335,440 shares of common stock issuable upon conversion of shares of class A convertible preferred stock. A portion of the underlying shares of common stock are not currently authorized by the Company. The Company intends to amend its certificate of incorporation to increase the shares it has authorized to issue in order to cover these shares.

(6) These shares are owned by a Mark H. Levin they include 36,297,600 shares of common stock issuable upon conversion of shares of class A convertible preferred stock. A portion of the underlying shares of common stock are not currently authorized by the Company. The Company intends to amend its certificate of incorporation to increase the shares it has authorized to issue in order to cover these shares.

(7) Includes shares of Convertible Preferred stock not yet converted by Messr's. DeLuca, Glachman & Levin.




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

None.
                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EYECITY.COM, INC.



March 28, 2001                            By: /s/ Mark H. Levin
                                              ----------------------------------
                                              Mark H. Levin, Chief Executive
                                              Officer (principal executive
                                              officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





March 28, 2001                          /s/ Mark H. Levin
                                        -----------------------------------
                                        Mark H. Levin, Chief Executive
                                        Officer (principal executive officer)
                                        and Director



March 28, 2001                          /s/ Lorenzo DeLuca
                                        -----------------------------------
                                        Lorenzo DeLuca, Chairman



March 28, 2001                          /s/ Neil Glachman
                                        -----------------------------------
                                        Neil Glachman, President



March 28, 2001                          /s/ Nikos P. Mouyiaris
                                        -----------------------------------
                                        Nikos P. Mouyiaris, Director



March 28, 2001                          /s/ Barbara Novick
                                        -----------------------------------
                                        Barbara Novick, Director

                       EyeCity.com, Inc. and Subsidiaries

                              Financial Statements





                                    Contents

Consolidated Balance Sheet as of December 31, 2001 (unaudited)...............F-1

Consolidated Statements of Operations for the Years
Ended December 31, 2001 (unaudited) and 2000 (unaudited).....................F-3

Consolidated Statements of Stockholders' Equity (Deficit)
for the Years Ended December 31, 2001 (unaudited) and 2000 (unaudited).......F-4

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2001 (unaudited) and 2000 (unaudited).....................F-5

Notes to Consolidated Financial Statements...................................F-6

                       EyeCity.com, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                                December 31, 2001


ASSETS

Current assets:
   Cash and cash equivalents                                       $         8,659
   Accounts receivable, net of allowance
     of $1,050                                                              26,031
   Inventories                                                              76,003
   Prepaid expenses and other current assets                                   767
                                                                   ---------------
Total current assets                                                       111,460

Property and equipment, net of accumulated
   depreciation of $77,079                                                  75,372

Intangibles, net of accumulated
   amortization of $224,777                                                  7,549

Website development costs, net of accumulated
  amortization of $92,222
                                                                            73,778
Deferred financing costs, net of accumulated
   amortization of $148,397                                                191,167
                                                                    --------------
Total assets                                                         $     459,326
                                                                     =============


See accompanying notes.






LIABILITIES & STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable and accrued expenses                                              $     1,071,889
   Accrued payroll and related taxes                                                            4,031
   Deferred salaries to officers                                                              241,887
   Current portion of capital lease obligations                                                49,774
   Current portion of notes payable                                                           217,500
   Current portion of convertible debenture                                                   242,011
                                                                                       --------------
Total current liabilities                                                                   1,827,092
                                                                                        -------------


Total liabilities                                                                           1,827,092
                                                                                        -------------

Stockholders' equity:
   Preferred stock - $.001 par value:  authorized,  1,000,000 shares: no shares
     issued and outstanding                                                                         -
   Common stock - $.001 par value:  100,000,000 shares  authorized,  64,626,714
     shares issued and outstanding                                                             64,627
   Additional paid-in capital                                                              11,302,157
   Accumulated deficit                                                                    (12,730,423)
   Unamortized compensation component of stock options                                         (4,127)
                                                                                    -----------------
Total stockholders' equity                                                                 (1,367,766)
                                                                                       --------------
Total liabilities and stockholders' equity                                            $       459,326
                                                                                      ===============



See accompanying notes.

                                        EyeCity.com, Inc. and Subsidiaries
                                       Consolidated Statements of Operations


                                                                      Year Ended December 31,
                                                                      2001               2000
                                                                      ----               ----
                                                                  (unaudited)        (unaudited)

Net revenues                                                     $    190,235        $ 2,544,402
Cost of revenues                                                       90,851          1,784,640
                                                                 ------------         ----------
Gross profit                                                           99,384            759,762
                                                                 ------------         ----------
Operating expenses:
  Marketing and sales                                                  16,879            395,102
  General and administrative                                          614,440          3,399,765
  Depreciation and amortization                                       371,730          1,822,974
  Technology and development                                            3,345            236,106
                                                                 ------------         ----------
  Total operating expenses                                          1,006,394          5,853,947
                                                                 ------------         ----------
Operating loss                                                       (907,010)        (5,094,185)
                                                                 ------------         ----------
Other income (expense):
  Interest and investment income                                        7,678              7,318
  Interest expense                                                   (268,961)          (401,462)
                                                                 ------------         ----------
Net other income (expense)                                           (261,283)          (394,144)
                                                                 ------------         ----------
Net loss                                                         $ (1,168,293)       $(5,488,329)
                                                                 ============        ===========


Basic and diluted net loss
  per common share                                                     $(.05)             $(.59)
                                                                 ============        ===========
Shares used in the calculation of  basic
  and diluted net loss per common share                            22,205,221          9,315,165
                                                                 ============        ===========


See accompanying notes.

                                        EyeCity.com, Inc. and Subsidiaries
                             Consolidated Statements of Stockholders' Equity (Deficit)
                          Years ended December 31, 2001 (Unaudited) and 2000 (Unaudited)

                                                                                                 Unamortized         Total
                                            Common Stock            Additional                   Compensation      Stockholders'
                                    ----------------------------     Paid-In       Accumulated   Component of        Equity
                                       Shares            Amount      Capital        Deficit      Stock Options      (Deficit)
                                    -----------         --------     -------        -------      -------------      ---------
Balance at January 1, 2000             8,992,932          8,993      8,094,967      (6,073,801)    (50,596)          1,979,563
Issuance of common stock for
  cash net of expenses of
  $334,000                             2,475,000          2,475      1,786,025              --          --             1,788,500
Issuance of common stock for
  services                               642,283            642        408,758              --          --               409,400
Issuance of common stock in
  connection with cash financing         199,000            199        106,051              --          --               106,250
Issuance of common stock in
  connection with debt financing          17,400             17         11,861              --          --                11,878
Issuance of common stock for
  purchase of equipment                   10,000             10          9,990              --          --                10,000
Issuance of common stock for
  consideration of extending note         30,000             30         14,970              --          --                15,000
Issuance of common stock for
  salary and expenses                     13,600             14         10,186              --          --                10,200
Issuance of common stock for
  conversion of debt                     400,000            400        274,600              --          --               275,000
Value of warrants for debt
financing                                     --             --        334,400              --          --               334,400
Value of warrants for conversion
of debt                                       --             --         96,000              --          --                96,000
Issuance of stock options                     --             --           (241)             --         241                    --
Amortization of compensation
  component of stock options                  --             --             --              --      46,228                46,228
Net loss for the year ended
  December 31, 1999                           --             --             --      (5,488,329)         --            (5,488,329)
Balance at December 31, 2000          12,780,215   $     12,780   $ 11,147,567    $(11,562,130)   $ (4,127)        $    (405,910)
Issuance of common stock for
  cash                                13,350,000         13,350         12,150              --          --                25,500
Issuance of common stock for
  services                             2,675,000          2,675        119,375              --          --               122,050
Issuance of common stock for
  salary and expenses                    100,000            100          9,911              --          --                10,011
Issuance of common stock for
  release of debt                      1,221,500          1,222     (1,270,711)             --          --            (1,269,489)
Issuance of common stock for
  conversion of debt                  30,500,000         30,500      1,547,042              --          --             1,577,542
Issuance of common stock
  returned in 2002                     4,000,000          4,000             --              --          --                 4,000
Settlement agreement                          --             --         (263,177)           --          --              (263,177)
Net loss for the year ended
  December 31, 1999                           --             --             --      (1,168,293)         --            (1,168,293)
Balance at December 31, 2001          64,626,715   $     64,627   $ 11,302,157    $(12,730,423)   $ (4,127)       $   (1,367,766)

===================================================================================================================================


See accompanying notes.






                       EyeCity.com, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows



                                                                                 Year Ended December 31,
                                                                                  2001              2000
                                                                                  ----              ----
                                                                              (unaudited)       (unaudited)
Cash flows from operating activities
Net loss                                                                    $(1,168,293)        $(5,488,329)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                258,542           1,822,975
   Provision for doubtful accounts                                               (8,100)               --
   Amortization of discount                                                      83,400             119,561
   Amortization of compensation component of stock options                         --                46,228
   Amortization of deferred financing costs                                     113,188              35,209
   Issuance of stock for consulting and marketing services                      122,050              70,000
   Issuance of stock for consideration of extending note                           --                15,000
   Issuance of stock for salary and expenses                                     10,011              10,200
   Loss on conversion of debt                                                      --                96,000
   Issuance of stock for release of debt                                     (1,352,292)
   Issuance of stock for settlement                                            (263,177)               --
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable                                                               6,975               3,876
Inventories                                                                     234,759             177,478
Prepaid expenses and other current assets                                       109,020             (18,136)
Accounts payable and accrued expenses                                           111,455             231,620
Accrued payroll and related taxes                                               (46,530)            (22,008)
Deferred salary to officers                                                      50,191            (134,842)
Net cash used in operating activities                                        (1,738,801)         (3,035,168)

Cash flows from investing activities
Capitalized website development costs
                                                                                   --              (150,000)
Disposal of intangibles
                                                                              2,187,565                --
Disposal/(Purchases) of property and equipment                                  219,947             (50,775)
Security deposits                                                                13,322              (5,063)
Net cash used in investing activities                                         2,420,834            (205,838)

Cash flows from financing activities
Repayment of notes payable                                                     (724,750)           (227,148)
Repayment of convertible subordinated notes
                                                                            -----------         -----------
Proceeds from issuance of stock, net of expenses
                                                                                 25,500           1,894,750
Proceeds from issuance of convertible debenture, net of expenses
                                                                                   --             1,477,514
Repayment of capital lease obligations                                          (28,711)            (24,678)
Net cash provided by financing activities                                      (727,961)          3,120,438

Net decrease in cash and cash equivalents                                       (45,928)           (120,568)
Cash and cash equivalents at beginning of year                                   54,587             175,155
Cash and cash equivalents at end of year                                    $     8,659         $    54,587

Supplemental disclosures
Cash paid for interest                                                      $       777         $    35,104

===================================================================================================================

See accompanying notes.

                       EyeCity.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2001

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

EyeCity has incurred operating losses since its inception and its working capital is insufficient to cover continuing operating expenses. Accordingly, EyeCity requires additional funding from financing or other sources to cover operating expenses until sufficient revenues are generated to cover such expenses. EyeCity believes that its currently available funds will be sufficient to meet its anticipated working capital needs through at least April 2002. Thereafter, EyeCity will need to raise additional funds to cover operating expenses. There is no assurance that such funds will be available, or if available, will be on terms satisfactory to EyeCity.

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

Advertising Costs

EyeCity's policy is to expense advertising costs as incurred. For the years ended December 31, 2001 and 2000, advertising expense was approximately $8,000 and $173,000, respectively.

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

3.    Property and Equipment

Property and equipment consist of the following:

                                                        December 31, 2001

                     Office equipment                       $ 123,775

                  Furniture and fixtures                     20,923
Molds                                                           7,753
                                                         ------------
                                                              152,451

             Less accumulated depreciation and
                         amortization                          77,079
                                                           ----------
                                                            $  75,372

-------------------------------------------------------------------------------

                       EyeCity.com, Inc. and Subsidiaries

4.    Basic and Diluted Net Loss per Share

The following sets forth the computation of basic and diluted net loss per share:

                                                  Year ended December 31,
                                           ------------------------------------
                                                 2001                 2000
                                           -----------------    ---------------
Numerator:
  Net loss                                    $(1,168,293)        $(5,488,329)
                                              ===========         ===========

Denominator for basic and diluted net
   loss per share--weighted average shares     22,205,221           9,315,165
                                              ===========         ===========
Basic and diluted net loss per share          $      (.05)        $      (.59)
                                              ===========         ===========

The calculation of diluted net loss per share excludes the effect of employee stock options (see Note 9), as the effect of such exercises would be antidilutive.

5.    Subordinated Convertible Promissory Notes

During 1998, EyeCity issued $362,500 of subordinated convertible promissory notes. The notes bear interest at 10% per annum and interest is payable quarterly commencing January 1, 1999. The notes may be converted into shares of EyeCity common stock at the option of the holder at a conversion price of $1.25 per share any time after October 1, 1999 (the "Conversion Date"). EyeCity has the right to call, redeem or prepay the notes if the market price of EyeCity common stock equals at least $2.50 per share for ten consecutive trading days at any time after the Conversion Date. The notes are payable in 12 quarterly principal payments commencing on October 1, 2000. EyeCity repaid $25,000 of such notes in March 1999 and, between October 1999 and April 2000, $137,500 of such notes were converted into 110,000 shares of EyeCity common stock. On August 3, 2000, $150,000 of the notes were converted into 300,000 shares of EyeCity common stock resulting in an additional charge of $90,000 and 150,000 three-year warrants exercisable at $1.00 per share valued at $6,000. The value of these additional equity securities of $96,000 has been recorded as interest expense. On July 18, 2001 the remaining $50,000 of the note plus accrued interest were converted into 1,000,000 shares of EyeCity common stock

                       EyeCity.com, Inc. and Subsidiaries

6. Acquisitions

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

On September 28, 1999, EyeCity entered into an agreement with Impact EyeWear, LLC whereby it acquired the rights, title and interest in and to certain assets, including a merchandise license agreement with Yahoo!, Inc. for $120,000 in cash and the issuance of 166,667 shares of EyeCity common stock. The total consideration paid in connection with this acquisition was approximately $646,000, including acquisition costs of $26,000 and has been recorded as intangibles. Simultaneously, the Company entered into a distributor agreement with Sun Optics d/b/a Insight Eyeworks, Inc. ("Insight") under which Insight will manufacture, market and distribute the Yahoo! eyewear and eyewear accessories. In March 2001, EyeCity and Yahoo! terminated their agreement.

On January 12, 2001, EyeCity entered into an agreement with Mr. Thralow which cancelled the indebtedness and conveyed to Mr. Thralow the websites it had acquired from him in1999.

The following table summarizes the intangibles recorded relating to the above-described acquisitions:

                                                          December 31,
                                                             2001
                                                    -------------------
     Foggles, Inc.                                       $  156,000
     Gilead Enterprises, Inc.                                 8,000
     Other acquisitions                                      68,000
                                                    -------------------
                                                            232,000
     Less accumulated amortization                          225,000
                                                    -------------------
                                                         $    7,000
                                                    ===================

                       EyeCity.com, Inc. and Subsidiaries

7.    Debt

EyeCity's debt obligations at December 31, 2001 are as follows:

Notes payable to vendors (1)                                     $  20,000
Seller financed acquisition and merger obligations (2)             197,500
                                                                ------------
Total                                                             $217,500
                                                                ============

(1) In 1999, EyeCity issued a note payable to a vendor in return for advertising services. The note is payable as follows: $1,330 on October 1, 1999 and the remaining $40,000 in equal monthly installments of $10,000 commencing November 1, 1999. The outstanding balance at December 31, 2001 is $20,000.

(2) In connection with the merger of SunSource in June 1999 (see Note 6), EyeCity issued a secured promissory note in the amount of $212,500. The note is non-interest bearing and is due upon the earlier of the anniversary date or the consummation of a public offering resulting in gross proceeds in excess of $10,000,000. In June 2000, EyeCity amended the note to provide that $3,000 of principal will be due and payable on each of the 15th day of the month from July through November 2000 and $197,500 will be due and payable on December 31, 2000, provided that if EyeCity consummates a public or private offering of debt or equity securities, four percent of the net proceeds in excess of $2,000,000 of such offering shall be paid on account of the then outstanding principal balance of such note. The note now accrues interest at Chase Bank's prime rate.

                       EyeCity.com, Inc. and Subsidiaries

8.    Stockholders' Equity

EyeCity is authorized to issue 101,000,000 shares of stock, of which 100,000,000 is designated as common stock, par value $.001 per share, and 1,000,000 is designated as preferred stock, par value $.001 per share. As of December 31, 2001, EyeCity has not issued any shares of preferred stock.

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

During the year ended December 31, 2001, EyeCity issued 2,675,000 shares of its common stock with a value of $122,050 in exchange for legal and consulting services.

                       EyeCity.com, Inc. and Subsidiaries

8.    Stockholders' Equity (continued)

During the year ended December 31, 2001, EyeCity issued 100,000 shares of its common stock with a value of $10,000 for salary and expenses owed to an employee.

During the year ended December 31, 2001, EyeCity issued 825,000 shares of its common stock as part of an agreement for cancellation of debt.

During the year ended December 31, 2001, EyeCity issued 396,500 shares of its common stock to certain vendors in exchange for cancellation of accounts payable.

During the year ended December 31, 2001, a holder converted $50,000 of a subordinated convertible promissory note into 1,000,000 shares of EyeCity common stock.

During the year ended December 31, 2001, EyeCity issued special grants of 1,350,000 shares of its common stock to investors at a price of $.01 per share.

During the year ended December 31, 2001, EyeCity issued special grants of 12,000,000 shares of its common stock to investors at a price of $.001 per share.

During the year ended December 31, 2001, 13 holders of EyeCity's convertible debentures converted to 29,500,000 shares of common stock at a price of $.05 per share.

During the year ended December 31, 2001, 4,000,000 shares of EyeCity common stock was issued incorrectly and was returned in 2002.

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

                       EyeCity.com, Inc. and Subsidiaries

9. Stock Options (continued)

The following table summarizes activity in stock options:

                                               Year ended                            Year ended
                                            December 31, 2001                     December 31, 2000
                                            -----------------                     -----------------
                                   Shares under   Weighted Average Shares under    Weighted Average
                                    Options        Exercise Price    Options        Exercise Price
                                  ----------       --------------    -------        --------------
Balance, beginning of year         3,135,750       $   1.27        2,577,000         $   1.99
Granted                                  --              --        1,214,750         $   1.10
Forfeitures/expirations           (1,104,250)      $   1.35         (656,000)        $   3.79
Exercised                                --              --               --               --
Balance, end of year               2,031,500       $   1.22        3,135,750         $   1.27
                                   ---------                       ---------

The following tables summarize information about the stock options outstanding at December 31, 2001:


                    Exercise           Options            Options
                      Price          Outstanding        Exercisable
                ----------------- ------------------ ------------------

                     $1.00             1,518,000         1,177,750
                     $1.10               200,000           200,000
                     $1.50                56,000            56,000
                     $1.75                60,000            60,000
                     $2.38                10,000            10,000
                     $2.44                70,000            70,000
                     $3.00               107,500           107,500
                     $4.38                 5,000             5,000
                     $4.50                 5,000             5,000
                                  ------------------ ------------------
                                       2,031,500         1,691,250
                                  ================== ==================

 EyeCity.com, Inc. and Subsidiaries


             Notes to Consolidated Financial Statements (continued)

10.   Commitments

Employment Contracts

On July 1, 1998, December 31, 1998 and July 1, 2000, EyeCity amended and extended its existing employment contracts with its president and executive vice president, respectively, through December 31, 2004. The contracts provide for each executive to receive at an annual rate $82,500 for July 1, 1998 through December 31, 1998; $100,000 for January 1, 1999 through June 30, 2000; and $150,000 for July 1, 2000 through December 31, 2004. The base salary shall automatically increase five (5%) per year commencing January 1, 2001, and may be eligible for bonuses, at the discretion of EyeCity's Board of Directors. The agreement with the executive vice president was terminated in 2001. Officer salaries for 2001, 1999 and 1998 in the amount of $241,887 have been accrued at December 31, 2001.

11.   Legal Proceedings

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

                       EyeCity.com, Inc. and Subsidiaries

11.   Legal Proceedings (continued)

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

12.   Subsequent Events

During January 2002, the Company issued 15,501,000 shares of its common stock.

During February 2002, the Company acquired the majority of Instant Vision Stock by issuing 900,000 shares of preferred stock and 8,500,000 shares of Common Stock.

During March 2002, the Company issued 100,000 shares of its common stock in lieu of cash payments to a certain vendor.